Form 10-K405
period 1996-06-30
OPENVISION TECHNOLOGIES INC
filed 1996-09-30
CIK 910338

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED JUNE 30, 1996.

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NUMBER: 0-28346
                            ------------------------
                         OPENVISION TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3161663
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                            ------------------------
             7133 KOLL CENTER PARKWAY, PLEASANTON, CALIFORNIA 94566
                                 (510) 426-6400
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
                   AND TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

     As of August 31, 1996, the aggregate market value of the voting stock of the registrant, consisting solely of Common Stock held by nonaffiliates of the Registrant was $60,412,838.

     As of August 31, 1996, there were 18,565,765 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Substantially all of the Exhibits identified in Part IV hereof are incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration number 333-1724) filed on February 27, 1996, and all amendments thereto.

The Exhibit Index is located on page 47.   This is page 1 of 47 pages, including
Exhibits.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         OPENVISION TECHNOLOGIES, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
           PART I
Item 1.    Business.................................................................         3
Item 2.    Properties...............................................................        15
Item 3.    Legal Proceedings........................................................        15
Item 4.    Submission of Matters to a Vote of Security Holders......................        16
Item 4a.   Executive Officers of the Registrant.....................................        16
           PART II
Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.....        17
Item 6.    Selected Consolidated Financial Data.....................................        18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................        19
Item 8.    Financial Statements and Supplementary Data..............................        28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures............................................................        28
           PART III
Item 10.   Directors and Executive Officers of the Registrant.......................        44
Item 11.   Executive Compensation...................................................        44
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........        44
Item 13.   Certain Relationships and Related Transactions...........................        44
           PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........        44
Signatures..........................................................................        46
Index to Exhibits...................................................................        47

                                     PART I

ITEM 1.  BUSINESS

     This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Business section including "Factors That May Affect Future Results" and in "Management's Discussion and Analysis of Financial Condition and Results from Operations."

OVERVIEW

     OpenVision Technologies, Inc. ("OpenVision" or the "Company") provides systems management applications and services for client/server computing environments. OpenVision's AXXiON (pronounced "action") products address three essential areas of systems management -- storage, operations and security. The Company's highly scalable products can be used independently and certain products can be combined to provide interoperable client/server systems management solutions. AXXiON products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company's largest customer installation to date consists of more than 7,000 nodes in a heterogeneous hardware and software environment. The Company also provides a comprehensive range of services to assist customers in planning and implementing systems management solutions. OpenVision has licensed its AXXiON applications to more than 800 customers.

BACKGROUND

     Historically, large organizations depended on centralized mainframe and mini-computers as the primary computing resource for mission-critical applications and as the central repository for essential data. The market for mainframe systems management software evolved as a result of the need to monitor and control the availability, performance and integrity of this host-based computing environment and, according to Gartner Group, totaled approximately $3.0 billion in 1995. In recent years, however, many large organizations have moved their information systems from mainframe and mini-computer based architectures to distributed client/server computing environments. This shift has created a need for client/server systems management software.

     The Company believes that the market for client/server products in large organizations has been characterized by four principal stages of evolution. The first stage was the introduction of low cost, high performance, compact hardware systems with advanced technology, accompanied by communications and networking systems. The second stage was the adoption of relational database systems and application development tools to enable the creation of business applications. The third stage evolved with the availability of enterprise and end-user applications, including data access and packaged office automation and business applications. Although the first three stages have resulted in widespread adoption of client/server computing, they have, in many cases, resulted in a complex environment that has proven difficult to implement and scale as well as labor intensive to operate and maintain.

     Enterprise-wide client/server computing environments are inherently more complex than mainframe environments as they frequently encompass a variety of servers, such as file, application and database servers, as well as potentially thousands of clients that must access the information and applications on those servers. These environments frequently include a variety of operating systems, networking protocols, database management systems and software applications that are geographically dispersed. Further, the Company believes that organizations are expanding their computing architectures to enable communication with their "extended enterprise," such as customers and vendors. Organizations are now faced with managing new technologies, such as World Wide Web servers, internet and intranet servers and web browsers. As a result, many organizations have experienced high costs of managing these complex client/server environments, offsetting the expected cost savings of moving from mainframe to client/server architectures. To address the need for availability, performance and integrity of client/server enterprise computing environments, the Company believes the market for client/server products is now entering the fourth stage, in which customers are adopting and implementing client/server systems management technologies.

     According to Gartner Group, the market for client/server systems management software is expected to expand from $950 million in 1995 to more than $2.6 billion in 1999. In addition, a 1994 Deloitte & Touche LLP survey of nearly 400 chief information officers estimated that in 1995 approximately 58% of business applications would run on client/server distributed computing environments compared to 5% in 1992. Based upon its experience in the client/server systems management market, the Company believes the average development time for complex business applications is approximately two to four years and, therefore, believes that the results of this survey support industry analyst forecasts of a significant market opportunity for client/server systems management software to manage the environments in which these applications are to operate.

     Client/server systems management products must address an organization's availability, performance and integrity requirements across a large number of heterogeneous client/server systems. For example, backing up valuable company data must now occur for thousands of desktops, hundreds of workstations and multiple database servers, as opposed to a small number of mainframe and minicomputers. Early detection and response to system problems in order to avoid costly downtime must be done on a distributed basis without generating unnecessary network traffic. All systems, regardless of location or type of network connection, must be secured from unauthorized access.

     To meet the requirements of enterprise-wide client/server computing, systems management software solutions should:

     - scale to provide management capabilities for thousands of systems;

     - support heterogeneous operating systems, databases and networking protocols;

     - be interoperable with existing network management frameworks;

     - automate routine management tasks;

     - provide centralized management of all systems;

     - be highly configurable and customizable to address the specific business policies of an organization; and

     - be adaptive to support a broad range of operating platforms, network protocols, database management systems, network management frameworks and hardware devices.

     The client/server systems management software industry has been divided among four types of vendors: (i) hardware and software vendors that offer a management platform or framework that supports vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment and are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality, such as job scheduling or security audit tools; and (iv) vendors that provide integrated and interoperable solutions.

     The Company believes solutions should be based on interoperable products that are independently packaged in order to provide customers maximum flexibility in purchasing and deployment. The Company further believes solutions offered by management platform and framework vendors, traditional mainframe vendors and "point" product vendors do not provide the integrated and interoperable solutions necessary to address the needs of the client/server systems management market. Although management platform and framework vendors provide an environment in which multiple systems management applications from different vendors can be integrated by the end-user, this integration is often a complex task, because it may require modification of applications and coordination among different vendors. Further, applications may need modification to operate optimally within a given management platform or framework and the ability to integrate and scale distinct systems management applications may be compromised. Vendors of systems management solutions for traditional mainframe environments face significant challenges in migrating their products to serve the complex client/server environment. Traditional technology used to manage mainframe systems is, in many cases, ineffective in addressing the greater complexity of the client/server environment. Managing hundreds or thousands of systems requires a different product architecture than that of managing a single mainframe. Vendors of "point" products are able to solve only a specific subset of the problems encountered in assuring availability, performance and integrity of distributed computing environments. Without integrated solutions, information technology organizations must administer multiple systems management applications, creating another level of complexity.

THE OPENVISION SOLUTION

     OpenVision delivers interoperable, highly scalable client/server systems management products that create a reliable, secure production environment. The OpenVision AXXiON products address the storage, operations and security needs of large, complex computing environments. The products enable customers to manage these environments cost-effectively by increasing system administrator productivity and system availability. By combining comprehensive service with its products, the Company strives to build strategic relationships with its customers.

     The Company's client/server systems management solutions offer the following key elements:

     - Scalability. OpenVision's client/server architecture and automated, event-driven technology enable its products to scale from a few nodes to several thousand nodes, addressing the systems management needs of large, dispersed enterprises. The Company's largest customer installation is currently over 7,000 nodes.

     - Automated, event-driven operations. AXXiON products provide automatic, localized problem detection and correction, minimizing network traffic by notifying the system administrator only if attention is required. Compared to systems that poll clients, AXXiON products reduce the resources required to manage large client/server environments.

     - Centralized management. OpenVision applications allow a system administrator to manage large client/server environments, comprised of heterogeneous systems and databases, from a single workstation. Policies set by the system administrator are automatically distributed to specified nodes without having to remotely login to each client. Centralized management significantly reduces the amount of time spent on routine tasks. One of the Company's customers uses the Company's products to enable six systems administrators to analyze, monitor and manage activity for 900 dispersed locations from a centralized operations center.

     - Interoperability. Most of the AXXiON products are interoperable and can be combined to provide integrated solutions that greatly enhance systems management functionality. For example, by combining event and storage management, a system can detect that all quarterly sales transactions were transmitted to the company database and can automatically perform a hot database backup without operator intervention.

     - Adaptive. Most of the AXXiON products are highly configurable and support a broad range of operating platforms, network protocols, database management systems, network management frameworks and hardware devices. This range of support and configuration flexibility means that the AXXiON products are easily adapted to a large array of computing environments.

PRODUCTS AND SERVICES

  Products

     The Company provides a broad range of client/server systems management software that performs storage, operations and security management functions across multiple hardware platforms, operating systems, relational databases and networks. The Company's three systems management software product lines include ten principal products:

     STORAGE                  OPERATIONS                    SECURITY
- -----------------    ----------------------------      ------------------
AXXiON-NetBackup       AXXiON-Event Manager            AXXiON-SecureMax
AXXiON-HSM             AXXiON-HA                       AXXiON-Authenticate
                       AXXiON-Scheduler                AXXiON-Authorize
                       AXXiON-Performance Manager
                       AXXiON-Xfer

     OpenVision licenses its products on a perpetual, fully-paid and non-assignable basis. The North American prices of the Company's products range from $3,200 to $20,000 per server and from $50 to $5,000 per client. Pricing is based on a combination of the complexity and functionality of the product and the number of nodes in a system. The Company's services, including maintenance and technical support, consulting and training, are priced separately.

     Most of the Company's products are available on a variety of operating system platforms, including Sun Microsystems' Solaris, Hewlett-Packard's UX, IBM's AIX, Digital Equipment's OSF/1 and OpenVMS and Intel-based platforms running Microsoft's WindowsNT (all Win32 derivatives). In addition, intelligent agents are provided for Sequent's PTX, Silicon Graphics Inc.'s IRIX, Santa Cruz Operations' UNIX, Microsoft's Windows, UNIX vendors, Apple's MAC OS, DOS and Novell's NetWare.

     Certain OpenVision applications are designed to manage the following relational databases: Oracle7, Sybase System10 and Informix database releases 6 and 7. Because most mission-critical applications today require one of these relational databases for its storage of business data, the management of these databases has become a leading requirement in the marketplace.

     Certain OpenVision applications are integrated with the following network management platforms: HP's OpenView, IBM's SystemView, Cabletron's Spectrum and Sun Solstice. Network manager integration allows for the administration of network and system management from a single centralized interface affording the administrator with a complete view of their distributed environment.

  Storage Management

     OpenVision provides solutions for five major functional areas of storage management: file system backup, restore and archive; database backup; hierarchical storage management ("HSM"); and media management. OpenVision's storage management products are designed to provide scalable storage management capabilities to users in diverse, client/server computing environments that can be managed from a single location. The scalable architecture permits customers to manage from a few to several thousand client nodes and expand the system as storage management needs increase. The Company's largest installation is currently managing over 7,000 nodes in a heterogeneous hardware and software environment. The Company's products provide disaster recovery backup and handle long-term storage needs with common interfaces and policy management. These products manage data migration throughout an enterprise to help maximize the efficiency and cost utilization of storage hardware.

     OpenVision's storage management products include the following:

     AXXiON-NetBackup -- Reduces the workload for systems administrators of heterogeneous platforms by providing easily configured centralized backup scheduling, user-directed backups and restores, automated distribution and installation of client software over the network, and easy configuration of clients. AXXiON-NetBackup has a database extension that provides comprehensive on-line and hot database backup for Oracle, Sybase and Informix databases that can be acquired and deployed by customers on an as-needed basis.

     AXXiON-HSM -- Automatically moves data between file systems and storage devices supporting most disk, tape, optical and robotics devices. AXXiON-HSM is a server-based, policy driven migration tool that works in conjunction with AXXiON-NetBackup. AXXiON-HSM has an enterprise extension that provides a simple, cost-effective means to transparently migrate, purge and cache files between file systems on various platforms.

  Operations Management

     OpenVision's operations management products are designed to maintain the smooth operation of large numbers of distributed systems in heterogeneous environments, with minimal human intervention. These products address the principal functional areas of operations management, including problem event management, software distribution, job scheduling, performance monitoring and analysis, and failover and restart services. These products provide automated, "lights out", event-driven solutions for distributed environments. They offer centralized management using single-screen real-time views of essential performance parameters on large numbers of systems across heterogeneous platforms.

     The Company's operations management products include the following:

     AXXiON-Event Manager -- Allows event-driven automation and monitoring of critical system, database and application activities and automatic error correction through its intelligent agent technology. Users can set thresholds and alarms to monitor processor, swapping, memory, network and I/O activity. When a threshold has been reached, AXXiON-Event Manager can take automatic corrective action or alert an administrator by e-mail or page. This product has a highly scalable architecture and centralized administration. The Company's largest installation is currently monitoring over 900 heterogeneous server nodes at multiple locations.

     AXXiON-HA -- Provides high availability ("HA") protection for systems, databases and applications and reduces the danger of service interruptions to mission-critical applications. The product allows users to automatically switch services to another server, monitor services on their primary server, and start, restart or stop services as their needs require.

     AXXiON-Scheduler -- Allows users to automate routine scheduling tasks in a distributed environment. Unlike standard UNIX, AXXiON-Scheduler offers a user-friendly screen-based navigation system.

     AXXiON-Performance Manager -- Allows users to have a single-screen view of many different real-time and historical performance parameters for a large number of heterogeneous systems and databases. The product's event-driven architecture lets users set relevant thresholds and uses a graphical representation of the distributed configuration to notify users when a performance problem is imminent. The user can customize the data collection agents to display the historical performance data needed to track, isolate and resolve performance problems in a distributed environment.

     AXXiON-Xfer -- Automates deployment of software from a central point to computers across the network and monitors the installation process. The product also provides reliable error recovery, record keeping and application security. The Company distributes and packages this product under a non-exclusive licensing agreement with a third party.

  Security Management

     OpenVision's security management products provide three key elements for security in distributed computing environments -- authentication, authorization and auditing. Authentication ensures that users signing on to the network are who they say they are. Authorization ensures that users obtain access only to the data and resources to which they are entitled. Auditing provides activity reporting and can be used to identify and correct potential security weakness.

     The Company's security management products include the following:

     AXXiON-SecureMax -- Centrally audits security of UNIX, WindowsNT and OpenVMS systems by determining the security status of each system and reporting its vulnerabilities. AXXiON-SecureMax has a broad range of reports and analysis tools that help identify exposures, allowing them to be resolved quickly.

     AXXiON-Authenticate -- Provides authentication, message integrity and message confidentiality services that can be administered through a graphical user interface. This product is based on the MIT Kerberos model, the industry standard for authentication. Based on discussions with the U.S. State Department, the Company believes that it is one of the first companies to obtain an export license from the U.S. State Department that provides for distribution of a product based on the MIT Kerberos model without requiring separate export approval for each order.

     AXXiON-Authorize -- Allows a security administrator to centrally control system access for a network, including login access, super-user access and password controls. Only minimal technical knowledge is required to customize policies for individuals or groups.

     Services:

     The Company's customer service and support organization provides customers with maintenance, technical support, consulting and training services. The Company believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's success. Most of the Company's customers currently have support agreements with the Company. The OpenVision service group provides the following services:

     Maintenance and Technical Support. The Company offers 7 day-a-week, 24-hour telephone support as well as electronic mail and fax customer support. Additional customer support is provided by some of the Company's VARs, system integrators and OEMs. Initial product license fees do not cover maintenance. Customers are entitled to receive new software releases, maintenance releases and support for an annual fee.

     Consulting. OpenVision believes that most customers need assistance before product selection and not just for the implementation of purchased products. Therefore, the Company offers strategy and analysis consulting services for planning the management and control of client/server computing in their specific environment. In addition, the Company offers services to assist customers with product implementation. As part of its broad range of services, the Company believes it offers particular expertise in analyzing network security threats and security policy integrity.

     Training. The Company offers on-site training to its customers to help them optimize their use of the Company's products in their specific environment and to assist customers in developing a general expertise in systems management.

     Warranty. OpenVision provides, for an additional fee, a 180-day warranty for licensed software pursuant to which OpenVision is obligated to repair or replace software found to be defective during the warranty period.

MARKETING, SALES AND DISTRIBUTION

     The Company markets the AXXiON products and associated services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators). OpenVision's North American sales, marketing and consulting force consists of 68 employees, including 17 pre-sales engineers that provide technical sales assistance. To date, the majority of the Company's revenue has been derived from direct sales. Internationally, OpenVision markets its products through a direct sales force of 11 persons located in Europe and the Americas and approximately 20 resellers located in Europe, Asia Pacific, South America, Mexico and the Middle East. The Company currently has sales and service offices in the United States, Canada, England, Germany and France. OpenVision uses direct mail campaigns, product seminars, trade shows, public relations and joint partner marketing events to support marketing activities.

     International revenue (from sales outside the United States and Canada) accounted for 31%, 29% and 9% in fiscal 1996, 1995 and 1994, respectively. The Company believes that its success depends upon continued expansion of its international operations. The Company intends to continue to expand its global sales and marketing infrastructure and expects to generate an increasing percentage of revenue through indirect sales. See Note 10 of Notes to Consolidated Financial Statements for a summary of operating information and certain year-end balance sheet information by geographical region.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company has made substantial investments in product development. In fiscal 1996, 1995 and 1994, the Company's total research and development expenses were approximately $6.4 million, $7.5 million and $14.8 million, respectively. To date, the Company has not capitalized any software development costs.

     The Company anticipates that it will continue to commit substantial resources to research and development. The Company believes that its future success will depend in large part on its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards.

     Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize WindowsNT or other emerging operating platforms, it will be necessary for the Company to enhance its AXXiON products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company has a number of ongoing development projects. There can be no assurance that the features incorporated in recent product releases are the features required to achieve market acceptance. In addition, the Company is conducting ongoing research and development of new and improved software products. The Company believes that it will need to devote significant time and resources to these efforts, and no assurance can be given that such efforts will be successful. From time to time the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. The Company has from time to time in the past experienced delays of up to several months due to the complex nature of software developed by the Company. While the Company cannot quantify the effect of such delays, it believes that such delays may have resulted in lost or delayed revenues and lost customers. There can be no assurance that the Company will not experience delays in connection with its current product development or future development activities. Delays similar or greater or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The market for client/server systems management software is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products, enhance the operability of its products with one another and develop new products in a timely fashion. The Company competes primarily with: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment and are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality, such as job scheduling or security audit tools; and (iv) vendors that provide integrated and interoperable solutions. The Company believes that its principal competitors that offer products in all of its product areas -- storage, operations and security -- are Computer Associates International, Inc., Hewlett-Packard Company, IBM Corporation, Platinum technology, Inc. and several smaller private companies. The Company believes that additional principal competitors with respect to each of the Company's three product areas include Legato Systems, Inc. and Spectra Logic for storage; Novadigm, Inc., Tivoli Systems Inc. (which has been acquired by IBM Corporation), BMC Software, Inc., Compuware Corporation and Sun Microsystems, Inc. for operations; and Axent Technologies and Cybersafe Corporation for security. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package combination, of hardware and software, thereby offering the customer a single-vendor solution at a lower total cost.

     The principal competitive factors affecting the market for the Company's products are ease of use, functionality and features, product quality, product architecture, breadth of distribution, price, ability to export its products, customer support and name recognition. In the future, the Company will be required to respond promptly and effectively to the challenges of technological change and its competitors' innovations. There can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices.

PROPRIETARY RIGHTS

     The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Presently, the Company has no patents, three patent applications on file, and intends to continue filing patent applications in the future. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on both signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

     The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps.

EMPLOYEES

     As of June 30, 1996, the Company had 220 full time employees, including 72 in research and development, 99 in sales, marketing and consulting, 18 in technical support and 31 in general and administrative functions. The Company's future performance depends to a significant degree upon the continued service of its key members of management, as well as marketing, sales, consulting and product development personnel, none of whom are bound by an employment contract, and its ability to attract and retain highly skilled personnel in these areas. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The matters set forth below should be carefully considered when evaluating the Company's business and prospects.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize WindowsNT or other emerging operating platforms, it will be necessary for the Company to enhance its AXXiON products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company has a number of ongoing development projects. The Company believes that it will need to devote significant time and resources to these efforts, and no assurance can be given that such efforts will be successful. From time to time the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business -- Research and Development."

     Risk of Software Defects. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new products after introduction and experienced delayed or lost revenue during the period required to correct these errors. In late 1993, the Company introduced three products (none of which continue to be offered by the Company) in which defects were subsequently discovered. These defects included architectural problems that resulted in increased maintenance costs and code management problems. As a result of these defects, the Company experienced adverse customer reactions and negative publicity, which harmed the Company's reputation in the marketplace, and adversely affected the Company's business and operating results. Although the Company believes it has repaired its reputation in the marketplace and that acceptance of its current products is not adversely affected by the past defects, this past harm to the Company's reputation could adversely affect future market acceptance of the Company's products. The Company regularly introduces enhancements to its existing products and periodically introduces new products. The Company periodically releases new versions of products that incorporate a three-tiered client/server architecture. There can be no assurance that despite testing by the Company and by current and potential customers, defects and errors will not be found in existing products or in new products, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance or require expensive product changes, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Item 1. Business -- Products."

     Intense Competition. The market for client/server systems management software is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products, enhance the operability of its products with one another and develop new products in a timely fashion.

     Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's current and future competitors could introduce products with more features, higher scalability, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on client/server systems management software may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the client/server systems management software market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, IBM Corporation recently purchased Tivoli Systems Inc., a competitor of the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition. See "Item 1. Business -- Competition."

     Dependence on Growth of Market for Client/Server Systems Management Software and Services. All of the Company's business is in the market for client/server systems management software and services, which is still an emerging market that is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The Company's future financial performance will depend in large part on continued growth in the number of companies adopting client/server technology and systems management solutions for their client/server computing environments. There can be no assurance that the market for client/server systems management software and services will continue to grow. If the client/server systems management software and services market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1.
Business -- Background."

     Dependence on and Need to Hire Additional Key Personnel; Management of Growth. The Company's future performance depends to a significant degree upon the continued service of its key members of management, as well as marketing, sales, consulting and product development personnel, none of whom are bound by an employment contract. The Company does not have and does not intend to obtain key man life insurance on its personnel. The loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, marketing, sales, consulting and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. In recent periods, after a significant reduction in personnel as part of a restructuring in late fiscal 1994 and the first half of fiscal 1995, the Company increased the number of employees, primarily in its consulting, product development and sales and marketing organizations. These reductions and increases in personnel have resulted in substantial demands on the Company's management resources. Difficulties in assimilating new personnel and departures of existing personnel, particularly in key positions, in the past has resulted in increased employee turnover, increased employee training and replacement costs, decreased sales productivity and delays in product development schedules, and may in the future result in these and other adverse effects, any of which may be material to the Company's business, operating results and financial condition. Failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business -- Employees" and "Item 4a. Management -- Executive Officers."

     The Company's ability to manage its staff and growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, to train, motivate and manage its employees and, as required, install new management information and control systems. There can be no assurance that the Company will implement improvements to such management information and control systems in an efficient and timely manner. The Company generally recognizes revenue from license agreements upon shipment of the software, if no significant future obligations remain and collection of the resulting receivable is probable. For those agreements with significant future obligations, revenue is recognized when the obligations are satisfied. In fiscal 1994 the Company recognized revenues in several transactions and subsequently learned that certain additional commitments that were not recorded in the written contracts had been made with customers that entailed significant future obligations. As a result, in fiscal 1995 the Company restated its fiscal 1994 results of operations to reverse approximately $3.2 million of revenue which it previously recognized from these customers. The Company subsequently implemented procedures and business policies to improve its internal controls for revenue recognition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Presently, the Company has no patents, three patent applications on file, and intends to continue filing patent applications in the future. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on signed license agreements and "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

     The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Item 1. Business -- Proprietary Rights."

     Past and Future Acquisitions. Between October 1992 and July 1993, the Company concluded an aggregate of ten acquisitions of companies, divisions of companies or products. The Company may make additional acquisitions in the future. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Several of the products acquired required significant additional development, such as restructuring software codes to support larger scale environments, porting products to additional operating system platforms, regression testing and improving network and device support, before they could be marketed and some failed to generate any revenue for the Company. In addition, the numerous acquisitions resulted in the Company managing a research and development effort that was spread over as many as ten development centers. The distributed research and development effort resulted in redundant capital equipment needs, overlapping products, disparately developed products that the Company was unable to integrate or had difficulty integrating, substantial additional travel, conflicting employee cultures and difficulty implementing and managing engineering processes and standards setting, all of which had a material adverse effect on the Company's business, operating results and financial condition in fiscal 1994 and the first half of fiscal 1995. No assurance can be given that the Company will not incur these same problems in future acquisitions. Any such problems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings."

     Product Liability. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. To the extent the Company may rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions, the limitation of liability provisions contained in such license agreements may not be effective. The Company's products are generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

     Control By Management and Current Stockholders. At June 30, 1996, the Company's officers and directors, and their affiliates, in the aggregate, control 57.5% of the Company's Common Stock with full voting rights and beneficially own 65.3% of the Company's Common Stock. In particular, Warburg, Pincus Investors, L.P. ("Warburg") control 47.2% of the Company's Common Stock with full voting rights and beneficially own 56.5% of the Company's Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and, subject to certain limitations, to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders. The voting power of Warburg and the Company's officers or the issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

ITEM 2.  PROPERTIES

     The Company headquarters are located in 16,406 square feet of leased office space in Pleasanton, California. The lease expires in March 1997 and includes one three-year renewal option held by the Company. The Company leases 14 other offices with a total of approximately 59,450 square feet in the United States, Canada, France, Germany and the United Kingdom, with various expiration dates through October 1998. This does not include a lease on one facilitiy that is no longer being used by the Company and on which the associated remaining costs were accrued in November 1994. The Company believes that its existing facilities are adequate and that sufficient additional space will be available as needed in the cities where it is located.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the acquisition by OpenVision of ten companies, divisions of companies or products between October 1992 and July 1993, the Company entered into agreements with certain sellers providing for the payment of software royalties. From time to time disputes have arisen with the certain of these sellers regarding the calculation of the royalties and the obligations of the Company under these agreements. There is currently one dispute that is unresolved, although no formal claims have been filed. The Company believes that the allegations of this seller have no merit and plans to vigorously defend any formal claims filed by this person. While the outcome of any formal claims cannot be determined with certainty, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's business, operating results or financial condition. The Company is not a party to any other litigation that would have a material adverse effect on the Company's business, operating results or financial condition.

     The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The Company relies in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions, the limitation of liability provisions contained in such license agreements may not be effective. The Company's products are generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and certain information about them as of August 31, 1996 are as follows:

                 NAME                      AGE                 POSITIONS WITH THE COMPANY
- ---------------------------------------    ---     --------------------------------------------------
Michael S. Fields......................    50      Chairman of the Board
Geoffrey W. Squire.....................    49      President, Chief Executive Officer and Director
Kenneth E. Lonchar.....................    38      Chief Financial Officer and Senior Vice President
Paul A. Sallaberry.....................    40      Senior Vice President, North American Operations
Jay A. Jones...........................    42      Vice President, General Counsel and Secretary
W. Richard Barker......................    50      Senior Vice President, Product Division

     Michael S. Fields, Chairman of the Board, founded the Company in 1992. Mr. Fields has served as Chairman of the Board since July 1992 and served as Chief Executive Officer from January 1993 to June 1995. From 1990 to 1992, Mr. Fields was President of Oracle Corporation USA ("Oracle USA"), a relational database company, overseeing all aspects of U.S. sales and 1,500 employees. From 1989 to 1990, he was the Vice President of Western Operations for Oracle USA.

     Geoffrey W. Squire has been a director of the Company since January 1994 and was appointed Chief Executive Officer of the Company in July 1995. From January 1994 to November 1994, Mr. Squire was Executive Vice President and Chief Executive Officer of International Operations. From November 1994 to June 1995, Mr. Squire was President and Chief Operating Officer of the Company. From 1984 to 1987, Mr. Squire was Managing Director and Senior Vice President of Oracle Corporation and, from 1987 to 1990, Chief Executive Officer of Oracle Europe. In 1990, he was promoted to Executive Vice President of Oracle Corporation and President of Worldwide Operations. In July 1992, he was appointed to Oracle's five-person Executive Committee with responsibility as Chief Executive, International Operations. Mr. Squire has sat on the Council of the U.K. Computing Services and Software Association since 1990. In 1995, Mr. Squire was elected as the founding President of the European Information Services Association.

     Kenneth E. Lonchar joined the Company as Chief Financial Officer and Senior Vice President in December 1995. From November 1988 until joining the Company, Mr. Lonchar was Vice President, Finance and Administration and Chief Financial Officer of Microtec Research, Inc., a publicly traded software company. Mr. Lonchar is a certified public accountant.

     Paul A. Sallaberry was the Company's Senior Vice President of Sales from October 1992 until June 1994. Mr. Sallaberry rejoined the Company in February 1995 as Senior Vice President of North American Operations. Before joining the Company, Mr. Sallaberry served as the Director of Public Sector Sales from 1989 to 1990 at Oracle Corporation, before being promoted to Vice President, Vertical Division, where he was employed in that capacity until 1992. Prior to 1989, Mr. Sallaberry held various sales positions at Applied Data Research and Software Design Incorporated.

     Jay A. Jones joined the Company as General Counsel in March 1993 and was appointed Vice President, General Counsel and Secretary in July 1994. From October 1991 to March 1993, Mr. Jones was Senior Corporate Counsel to Oracle Corporation. From 1987 through 1990, Mr. Jones was Vice President, Corporate Services, General Counsel and Secretary for Word Star International Incorporated. Mr. Jones is a member of the California Bar Association.

     W. Richard Barker joined the Company as Senior Vice President of the Consulting and Technical Services division of OpenVision International Limited in March 1994. In April 1995, Mr. Barker was appointed Senior Vice President, Product Division. From 1984 through 1994, Mr. Barker was Senior Vice President for Oracle Europe responsible for worldwide development and marketing of Oracle's Methodology and CASE product set.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     OpenVision's common stock has been traded in the over-the-counter market and the Nasdaq National Market System under the symbol OPVN since the Company's initial public offering on May 7, 1996.

     The closing price of the Company's common stock as reported by the Nasdaq National Market System on August 30, 1996 was $9.375 per share. The price per share in the following table sets forth the low and high closing prices in the Nasdaq National Market for the quarter indicated:

                                                                         LOW        HIGH
                                                                       -------     -------
    Fiscal 1996:
      Fourth quarter ended June 30, 1996.............................  $11.625     $ 20.25
    Fiscal 1997:
      First quarter (through August 31, 1996)........................  $  8.50     $12.875

     The Company has not paid any dividends and does not plan to pay dividends on its common stock in the foreseeable future. The Company presently intends to reinvest earnings to fund future growth.

     At June 30, 1996, there were approximately 290 stockholders of record of the Company. The Company is unable to estimate the total number of stockholders represented by these record holders as many of such shares are held by brokers and other institutions on behalf of stockholders.

     The market price for the Common Stock is affected by a number of factors, including the announcement of new products or product enhancements by the Company or its competitors, quarterly variations in the Company's results of operations or results of operations of its competitors or companies in related industries, changes in earnings estimates or recommendations by securities analysts, developments in the Company's industry, general market conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of the Company's Common Stock.

     Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which the holders of such shares have agreed not to sell or otherwise dispose of any of their shares until November 3, 1996, without the prior written consent of Alex. Brown & Sons Incorporated. However, Alex. Brown & Sons Incorporated may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. As a result of these restrictions, 11,663,244 shares will be eligible for sale on November 3, 1996 and 3,746,251 shares will be eligible for sale pursuant to Rule 144 upon the expiration of their respective two-year holding periods. In addition, the Company has registered on a registration statement on Form S-8/S-3, 3,459,870 shares of Common Stock subject to outstanding options or reserved for issuance under the Company's 1992 Stock Plan, the 1996 Director Option Plan and 1996 Employee Stock Purchase Plan and 784,977 shares previously issued pursuant to the 1992 Stock Plan, which shares will be eligible for sale upon expiration of the lock-up agreements referred to above, subject to vesting and exercisability restrictions. Furthermore, upon expiration of the lock-up agreements referred to above, holders of approximately 14,504,452 shares of Common Stock will be entitled to certain registration rights with respect to such shares. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, the sale of such sales could have a material adverse effect on the market price for the Company's Common Stock and could materially adversely affect the Company's ability to raise additional capital when or if required.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with the more detailed financial statements presented in ITEM 8 of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in ITEM 8 of this Form 10-K are derived from audited consolidated financial statements.

                                                                   YEARS ENDED JUNE 30,
                                                         ----------------------------------------
                                                          1996       1995       1994       1993
                                                         -------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.............................................  $29,895   $ 18,524   $ 15,624   $  1,774
  Loss from Operations.................................      (77)   (17,663)   (42,047)   (16,521)
  Net loss.............................................     (510)   (18,112)   (42,727)   (16,424)
  Pro forma net loss per share(1)......................    (0.03)     (1.15)
  Shares used in per share calculations................   16,154     15,751
BALANCE SHEET DATA:
  Cash and short-term investments......................   30,555      4,083      8,775      2,290
  Working capital (deficit)............................   28,237     (2,726)      (344)    (2,799)
  Total assets.........................................   43,948     13,645     21,889     22,135
  Total debt...........................................      612      7,437     10,941      7,825
  Stockholders' equity (deficit).......................   31,145     (4,797)    (1,580)     8,903

- ---------------
(1) Pro forma net loss per share is shown beginning in fiscal 1995, the year prior to the Company's initial public stock offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations section and in "Business" including "Factors That May Affect Future Results".

OVERVIEW

     OpenVision Technologies, Inc. ("OpenVision" or the "Company") develops, markets and supports systems management software for client/server computing environments. OpenVision's AXXiON products address three essential areas of systems management -- storage, operations and security. The Company sells its products and services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators).

     The Company's operating results in the past six fiscal quarters have benefited from increased market acceptance of the Company's products and a significant reduction in operating expenses resulting from expense and headcount reductions implemented in the Company's restructuring in late fiscal 1994 and the first half of fiscal 1995. During fiscal 1996, the Company improved its collections and, as a result of this improvement and the write-off of specific accounts receivable, was able to reduce its allowance for doubtful accounts from $685,000 to $484,000, which had a favorable impact on operating results. The Company was incorporated in June 1992 and has acquired a significant part of its technology through ten acquisitions of companies, divisions of companies or products, all of which were completed prior to July 31, 1993. These transactions were accounted for under the purchase method of accounting. See Note 12 of Notes to Consolidated Financial Statements. The numerous acquisitions resulted in the Company managing a distributed development effort with as many as ten development centers and a significant increase in number of staff. Several of the products acquired required significant additional development before they could be marketed and some failed to generate any revenue for the Company. In addition, the Company quickly made large investments in capital equipment to support this organization.

     During fiscal 1994, the Company's infrastructure increased primarily as a result of the acquisitions and in anticipation of higher revenue, which did not materialize to the Company's expectations. The Company believes that the client/server systems management market did not evolve as quickly as it expected, and the sales cycle was longer than originally anticipated. Because of the impact of the acquisitions and the slower than expected revenue growth, during late fiscal 1994 and the first half of fiscal 1995, the Company implemented a restructuring plan involving a reduction of overlapping positions within the acquired companies, consolidation of development centers, and reorganization of the sales force. The restructuring plan resulted in a reduction in more than 100 employees and the vacating of noncancelable operating leases. During fiscal 1995, the Company disposed of a product that did not fit its target market through an asset sale and eliminated duplicate product lines. Operating results have improved since the restructuring.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which are collectible in foreign currencies, accounted for 31%, 29% and 9% of total net revenue in fiscal 1996, 1995 and 1994, respectively.

     The Company acquired its sales subsidiaries' in Germany and the United Kingdom in June 1993. In fiscal 1994, international revenue was generated primarily by the sale of the products that accompanied the acquisition of the sales subsidiaries in Germany and the United Kingdom. In late fiscal 1994, the Company expanded its international operations by forming a sales subsidiary in France. The Company also added products to the product offerings of its subsidiaries from other acquired software businesses and products, started offering consulting services and focused more management attention on international operations.

     The combination of the above factors resulted in international revenue growing from 9% of total net revenues in fiscal 1994 to 31% in fiscal 1996.

     The Company's international sales subsidiaries' operating expenses are primarily related to the sales process, and, consequently, the operating income break-even point for the international sales subsidiaries is lower than for the Company's United States and Canadian operations, whose operating expenses include research and development. Operating expenses of the international subsidiaries were also favorably affected by the restructuring plan implemented during fiscal 1995. The combination of the increased international revenue and lower operating expenses as a percentage of total net revenues resulted in the achievement of operating income in the United Kingdom in fiscal 1995 and 1996 and in the other European subsidiary companies in fiscal 1996.

     Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. The Company's operating and pricing strategies take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of total net revenue and gross margins for license and service revenue for the periods indicated.

                                                                      YEAR ENDED JUNE 30,
                                                                     ----------------------
                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Net revenue:
      License......................................................   72 %     58 %      74%
      Service......................................................   28       42        26
                                                                     ---      ---       ---
              Total net revenue....................................  100      100       100
                                                                     ---      ---       ---
    Cost of revenue:
      License......................................................    5       10        68
      Service......................................................    7       25        31
                                                                     ---      ---       ---
              Total cost of revenue................................   12       35        99
                                                                     ---      ---       ---
    Gross margin...................................................   88       65         1
    Operating expenses:
      Selling and marketing........................................   53       84        91
      Research and development.....................................   21       41        95
      General and administrative...................................   14       36        54
      Acquired technologies........................................   --       --        21
      Restructuring................................................   --       --         9
                                                                     ---      ---       ---
              Total operating expenses.............................   88      161       270
                                                                     ---      ---       ---
    Profit (loss) from operations..................................    0      (96 )    (269)
    Other expense, net.............................................   (1 )     (2 )      (4)
                                                                     ---      ---       ---
    Loss before income taxes.......................................  (1)      (98 )    (273)
    Income tax.....................................................   --       --        --
                                                                     ---      ---       ---
    Net loss.......................................................   (1 )%   (98 )%   (273)%
                                                                     ===      ===       ===
    Gross margin (loss):
      License......................................................   93 %     84 %       8%
      Service......................................................   74 %     41 %     (20)%

  Net Revenue

     The Company's revenue is comprised of license revenue and service revenue. Growth in license revenue has been driven primarily by increasing market acceptance of the Company's products and introduction of new products. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has resulted from increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts as the Company's installed base of licenses has increased.

     License Revenue. License revenue increased 98% to $21.5 million in fiscal 1996 from $10.8 million in fiscal 1995, when it decreased 6% from $11.5 million in fiscal 1994. The increase in fiscal 1996 was primarily the result of the continued growth in market acceptance of the Company's software products and introduction of new products. License revenue growth in fiscal 1996 also includes an increase in indirect sales (resellers, VAR's and OEM's). The decrease in fiscal 1995 was primarily attributable to the Company's disposal of a product line through an asset sale and, to a lesser extent, turnover in the sales force.

     Service Revenue. During fiscal 1996 service revenue increased 9% to $8.4 million from $7.7 million in fiscal 1995, when it increased 88% from $4.1 million in fiscal 1994. The increase in fiscal 1996 was primarily due to increased sales of service and support contracts on new licenses and, to a lesser extent, renewal of service and support contracts on existing licenses, partially offset by a decrease in consulting revenue. The increase in fiscal 1995 was primarily due to increased sales of service and support contracts and, to a lesser extent, an increase in consulting and training services.

  Cost of Revenue

     Cost of license revenue consists primarily of media, manuals, distribution costs, amortization of purchased software and royalties. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Gross margin on license revenue is substantially higher than gross margin on service revenue, reflecting lower materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of License Revenue. Cost of license revenue decreased 20% to $1.4 million in fiscal 1996 from $1.8 million in fiscal 1995, when it decreased 83% from $10.6 million in fiscal 1994. Gross margin on license revenue was 93%, 84% and 8% in fiscal 1996, 1995 and 1994, respectively. The reduction in cost of license revenue in fiscal 1996 was primarily due to an absence of charges for purchased software amortization and, to a lesser extent, a greater percentage of revenue from products with lower royalty rates. Cost of license revenue included amortization of purchased software of $0.5 million and $8.8 million in fiscal 1995 and fiscal 1994, respectively. The Company does not expect further significant improvements in gross margin on license revenue.

     Cost of Service Revenue. Cost of service revenue decreased 52% to $2.2 million in fiscal 1996 from $4.6 million in fiscal 1995, where it decreased 7% from $4.9 million in fiscal 1994. Gross margin on service revenue was 74% in fiscal 1996, 41% in fiscal 1995, and negative 20% in fiscal 1994. The significant improvements in fiscal 1996 and fiscal 1995 were the result of a greater portion of service revenue attributable to higher margin service and support contracts and improved utilization of consulting and education resources. Non-billable consulting and educational services that were provided to certain customers in earlier periods was substantially decreased in fiscal 1996. The negative gross margin in fiscal 1994 was due to the large costs associated with providing such non-billable consulting and education services in anticipation of license sales, higher headcount and lower utilization of consulting and education resources. These non-billable services were not continued after the license revenue was recognized and were provided to facilitate market acceptance of the Company's products. The Company does not expect the provision of non-billable consulting and educational services to adversely affect its service gross margin in future periods, nor does the Company expect further significant improvements in gross margin from service revenue.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses of $15.8 million in fiscal 1996 were 2% higher than the $15.5 million incurred in fiscal 1995, which were up 9% from $14.2 million in fiscal 1994. Selling and marketing expenses decreased as a percentage of total net revenue to 53% in fiscal 1996 from 84% in fiscal 1995 and 91% in fiscal 1994. The increases in absolute dollars from fiscal 1995 to the current fiscal year, and from fiscal 1994 to fiscal 1995 were primarily related to the moderate expansion of the worldwide sales organization partially offset by a decrease in marketing expenses. The Company intends to continue to expand its global sales and marketing infrastructure and expects to generate an increasing percentage of its sales through indirect sales. Accordingly, the Company expects its selling and marketing expenses to increase in the future, although such expenses may decline as a percentage of total net revenue as a result of revenue increases.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses decreased 15% to $6.4 million in fiscal 1996 from $7.5 million in fiscal 1995, when it decreased 49% from $14.8 million in fiscal 1994. Research and development expenses have decreased as a percentage of total revenue, 21% in fiscal 1996,

41% in fiscal 1995 and 95% in fiscal 1994. Research and development expenses decreased in absolute dollars in fiscal 1996 and fiscal 1995 primarily reflecting the reduction of engineering personnel and consolidation of the number of development sites that the Company operates. Research and development expenses in fiscal 1994 reflect the significant number of acquisitions that took place in fiscal 1993 and fiscal 1994. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods, although such expenses may decline as a percentage of total net revenue as a result of revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries and related benefits, amortization of certain intangible assets, and fees for professional services, such as legal and accounting. General and administrative expenses decreased 38% to $4.2 million in fiscal 1996 from $6.8 million in fiscal 1995, a 19% reduction from $8.4 million in fiscal 1994. General and administrative expenses as a percentage of revenue were 14%, 36% and 54% in fiscal 1996, 1995 and 1994, respectively. The decrease in absolute dollars and as a percentage of revenue in fiscal 1996 was primarily due to decreased staffing and restructuring in finance and administration. The decrease in absolute dollars and as a percentage of revenue in fiscal 1995 was primarily the result of a reduction in personnel related in part to the Company's restructuring and, to a lesser extent, a reduction in the amortization of intangible assets. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations and as a result of now absorbing costs associated with being a public company, but may continue to decline as a percentage of total net revenue.

     Acquired Technologies. Acquired technologies consists of nonrecurring charges for in-process research and development taken upon the acquisition of companies, divisions of companies or products and the write-off of purchased software costs related to certain acquired products that failed to generate adequate revenues. Acquired technologies charges totaled $3.3 million in fiscal 1994.

     Restructuring Charge. During fiscal 1994 and fiscal 1995, the Company implemented a restructuring plan involving a reduction of overlapping positions within the Company, consolidation of development centers, reorganization of the sales force and consolidation and centralization of certain operational activities as a result of integrating the Company's operations. The plan resulted in a reduction in the number of employees and vacating noncancelable operating leases. The amount charged to operations for restructuring activities was $1.4 million in fiscal 1994, which represented the accrual of estimated costs of severance compensation, benefits, noncancelable minimum lease payments, and other obligations.

     Income (Loss) from Operations. Losses from operations were $0.1 million, $17.7 million and $42.0 million in fiscal 1996, 1995 and 1994, respectively. The loss in fiscal 1994 included an acquired technologies charge of $3.3 million and the $1.4 million restructuring charge. Operating costs were progressively lower in fiscal 1995 and fiscal 1996 due in large part to the Company's restructuring.

     Other Income (Expense), Net. Other income (expense), net improved to a net expense of $0.4 million in both fiscal 1996 and fiscal 1995 from a net expense of $0.7 million in fiscal 1994. The fiscal 1996 net expense represents interest expense incurred on debt balances during the first three quarters of the year being partially offset by interest income being earned on cash balances in the last quarter of the year. The other expense, net decreased in fiscal 1995 from fiscal 1994 due to a $1.1 million gain on disposal of product partially offset by larger amounts of interest expense incurred on larger average debt balances and by lower amounts of interest income being earned on reduced cash balances. The fiscal 1994 other expense, net was due to interest expense incurred on debt balances partially offset by interest income. Fluctuations in foreign currency have not had a significant effect on the Company's results of operations.

     Income Taxes. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." As a result of operating losses, no provisions for income taxes have been recorded. Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes. At June 30, 1996, the Company had approximately $28.4 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the Company's limited profitability in recent periods, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the uncertainty regarding market acceptance of new versions of the Company's AXXiON products. The Company believes that, based on the currently available evidence, it is more likely than not that the Company will not generate taxable income and accordingly will not realize the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth selected unaudited consolidated results of operations data for each of the eight quarters in the period ended June 30, 1996. This information has been derived from unaudited consolidated financial statements of the Company that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                 FISCAL 1996
                                                                QUARTER ENDED
                                                                 (UNAUDITED)
                                              SEPTEMBER 30,     DECEMBER 31,      MARCH 31,     JUNE 30,
                                                  1995              1995            1996          1996
                                              -------------     -------------     ---------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total net revenue...........................     $ 5,140           $ 7,351         $ 7,834      $  9,570
Income (loss) from operations...............      (1,703)              214             438           974
Net income (loss)...........................      (1,811)               30             235         1,036
Pro forma net income (loss) per share.......     $ (0.11)          $  0.00         $  0.01           .06
Shares used in per share calculations(1)....      15,773            15,773          16,114        18,247

                                                                 FISCAL 1995
                                                                QUARTER ENDED
                                                                 (UNAUDITED)
                                              SEPTEMBER 30,     DECEMBER 31,      MARCH 31,     JUNE 30,
                                                  1994              1994            1995          1995
                                              -------------     -------------     ---------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total net revenue...........................     $ 3,395           $ 3,881         $ 5,035      $  6,213
Loss from operations........................      (6,707)           (6,209)         (2,819)       (1,928)
Net loss....................................      (6,960)           (5,430)         (3,069)       (2,653)
Pro forma net loss per share................     $ (0.44)          $ (0.34)        $ (0.19)     $  (0.17)
Shares used in per share calculations(1)....      15,648            15,745          15,773        15,773

- ---------------
(1) Pro forma net income (loss) per share is computed using the same method as described in Note 1 of Notes to Consolidated Financial Statements.

     The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce and market new products; quality control of products sold; market readiness to deploy systems management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of products sold; acquisition costs; and general economic conditions. The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to several hundred thousand dollars. In the quarter ended December 31, 1995, the Company recognized license revenue of $1.4 million related to one order. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The Company's revenue in its first fiscal quarter is typically lower than its revenue in the immediately preceding quarter ended June 30 due to seasonality in customer buying patterns and the structure of the Company's sales commission programs which can increase sales incentives, in the Company's fourth fiscal quarter. The Company expects this seasonality to continue. The Company's sales cycle varies substantially from customer to customer. As a result of all of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company has had net income only in the last three quarters of fiscal 1996, and there can be no assurance that the Company will have net income in future quarters or on an annual basis.

     The Company's future revenue is difficult to predict, and the Company has in the past not achieved its revenue expectations. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. In addition, the Company typically recognizes a significant portion of license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company expects to increase expense levels in each of the next several quarters primarily to support increased sales and marketing efforts and research and development efforts. The Company is unable to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition and on the Company's ability to achieve or maintain profitability. Due to all the foregoing factors, it is possible that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected.

OTHER FINANCIAL CONSIDERATIONS

     Limited Operating History; No Assurance of Profitability; Early Stage of Development and Deployment. The Company was incorporated in 1992 and did not begin shipping products until March 1993. Accordingly, the Company has a very limited operating history, which makes the prediction of future results difficult or impossible. The Company has incurred significant net losses since its inception, including losses of approximately $42.7 million, $18.1 million and $0.5 million for fiscal 1994, 1995 and 1996, respectively. At June 30, 1996, the Company had an accumulated deficit of approximately $77.8 million. Although the Company generated net income of approximately $1.3 million in the last three quarters of fiscal 1996, there can be no assurance that the Company will continue to be profitable in any future period and recent operating results should not be considered indicative of future financial performance. The Company is subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

     Although the Company's strategy is to derive a significant portion of its revenue from the licensing of software, the Company's revenue to date has been limited. The Company's software products are designed for client/server computing environments, which have been utilized only for the past several years. The Company's product strategy is initially to integrate selected product pairs to enhance systems management functionality and to integrate certain products throughout its entire product line through the availability of a common set of services by late 1997. Currently, the Company is in the initial phase of this product integration. The success of the Company's strategy is dependent in significant part on its ability to integrate its products as planned and on the Company's software products achieving market acceptance by end users and hardware and software vendors. No assurance can be given that the Company will successfully integrate its products as planned or that the Company's software products will achieve market acceptance. The success of the Company's strategy is also dependent on the Company's ability to expand its direct sales, service and marketing organizations and to establish indirect distribution channels, including resellers, VARs, hardware distributors, application software vendors and systems integrators. If the Company is unable to expand its direct sales, service and marketing organizations and develop appropriate distribution channels on a timely basis, the Company's business, operating results and financial condition would be materially adversely affected. See "Item 1. Business -- Products and -- Sales and Marketing."

     Product Sales Concentration. The Company's storage products accounted for 56%, 38% and 31% of the Company's license revenue in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The Company believes its storage products will continue to account for a significant portion of its license revenue in the foreseeable future. The Company's AXXiON-HA product accounted 18%, 13% and 21% of the Company's license revenue in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. A decline in unit price or demand for the Company's storage products or its AXXiON-HA product as a result of competition, technological change or other factors could have a material adverse effect on the business, operating results and financial condition of the Company. See "Item 1.
Business -- Products."

     Risks Associated With International Operations. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in Canada, England, Germany and France. OpenVision markets its products through a direct sales force of eleven persons located in Europe and the Americas and approximately 20 resellers located in Europe, Asia Pacific, South America, Mexico and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international sales are generated primarily through its international sales subsidiaries and are currently denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and, consequently, its business, operating results and financial condition. "Item 1.
Business -- Sales and Marketing."

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of capital stock, and to a lesser extent, the issuance of long-term debt. At June 30, 1996, the Company had working capital of $28.2 million and cash and cash equivalents and short-term investments of $30.6 million, as compared to $4.1 million in cash and cash equivalents and short-term investments and a $2.7 million working capital deficit at the end of fiscal 1995. The Company currently has a line-of-credit agreement with a bank providing for borrowings up to $5.0 million, based on the Company's accounts receivable, at LIBOR plus 5.125% (10.7% at June 30, 1996). The line-of-credit agreement provides for borrowings to be collateralized by accounts receivable, equipment and other assets, and expires October 12, 1996. At June 30, 1996, the Company had no outstanding borrowings under this agreement.

     Net cash used in operating activities was $2.0 million, $15.5 million, $22.5 million, in fiscal 1996, 1995, and 1994, respectively. In fiscal 1996 cash used in operating activities improved from fiscal 1995 as a result of lower net losses and an increase in accounts payable partially offset by an increase in accounts receivable, reflecting the growth in the Company's revenue. In fiscal 1995 cash flows from operations improved from fiscal 1994 resulting from lower net losses partially offset by reductions in accounts payable and in other liabilities balances.

     OpenVision's investing activities used cash of $14.8 million in fiscal 1996 primarily for the purchase of short-term investments of $13.7 million, and capital expenditures of $1.1 million. The Company's investing activities generated cash of $3.5 million in fiscal 1995 and used cash of $9.9 million in fiscal 1994. Investing activities during those periods consisted primarily of capital expenditures of $0.7 million and $4.8 million, for fiscal 1995 and 1994, respectively and cash expenditures in connection with the acquisition of businesses and software products of $0.8 million in fiscal 1994. In fiscal 1994 the Company purchased short-term investments of $4.1 million that were sold in fiscal 1995.

     Financing activities provided cash of $29.8 million in fiscal 1996, $11.6 million in fiscal 1995, and $34.8 million in fiscal 1994. The fiscal 1996 amount reflects the net proceeds of $36.5 million from the Company's May 1996 initial public stock offering, partially offset by payments made against notes payable from a portion of the proceeds of the offering. In both fiscal 1995 and fiscal 1994 financing activities provided cash primarily from the aggregate net proceeds from private sales of equity securities and, to a lesser extent, the net proceeds from the issuance of debt. The Company used cash from financing activities to make payments under certain notes payable of $3.5 million in fiscal 1995 and $4.7 million in fiscal 1994.

     The Company's operating results are highly sensitive to the timing of larger orders. In addition, the Company typically recognizes a significant portion of license revenue in the last two weeks of a quarter. As a result, the Company's accounts receivable balance during a quarter may fluctuate significantly. Accordingly, the Company may from time to time experience large fluctuations in operating cash flow.

     The Company may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired companies, all of which the Company has encountered with previous acquisitions. Future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that its cash flow and existing cash and short-term investment balances will be sufficient to meet its cash requirements for at least the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
- --------------------------------------------------------------------------------------  ----
Financial Statements:
  Report of Independent Auditors......................................................   27
  Consolidated Balance Sheets at June 30, 1996 and 1995...............................   28
  Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and
     1994.............................................................................   29
  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996,
     1995 and 1994....................................................................   30
  Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and
     1994.............................................................................   31
  Notes to Consolidated Financial Statements..........................................   32
Financial Statement Schedule:
  Schedule II. Valuation and Qualifying Accounts......................................   44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
OpenVision Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of OpenVision Technologies, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OpenVision Technologies, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                             ERNST & YOUNG LLP

San Jose, California
July 22, 1996

                         OPENVISION TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JUNE 30,     JUNE 30,
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 16,888     $  4,083
  Short-term investments...............................................    13,667           --
  Accounts receivable, less allowance for doubtful accounts of $484 at
     June 30, 1996, and $685 at June 30, 1995..........................     9,446        4,936
  Other current assets.................................................       576          465
                                                                         --------     --------
Total current assets...................................................    40,577        9,484
Property and equipment, net............................................     2,590        3,424
Note receivable from officer...........................................       418          350
Other assets...........................................................       363          387
                                                                         --------     --------
Total assets...........................................................  $ 43,948     $ 13,645
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................................  $  1,612     $  1,219
  Accrued compensation and related expenses............................     1,592        1,042
  Accrued interest.....................................................       119          780
  Other accrued liabilities............................................     2,606        2,389
  Deferred revenue.....................................................     6,262        5,575
  Current portion of notes payable.....................................       149        1,205
                                                                         --------     --------
Total current liabilities..............................................    12,340       12,210
Notes payable, less current portion....................................       463        6,232
Commitments and contingencies
Stockholders' equity (deficit)
  Convertible preferred stock, $.01 par value: Authorized
     shares -- 5,000 issued and outstanding shares -- none at June 30,
     1996, and 12,054 at June 30, 1995.................................        --          120
  Common stock, $.001 par value: Authorized shares -- 50,000 issued and outstanding shares -- 18,559 at June 30, 1996, and 3,056 at June
     30, 1995..........................................................        19            3
  Additional paid-in capital...........................................   109,584       72,755
  Accumulated deficit..................................................   (77,773)     (77,263)
  Notes receivable from stockholders...................................      (302)        (284)
  Deferred compensation................................................      (113)          --
  Foreign currency translation adjustment..............................      (270)        (128)
                                                                         --------     --------
Total stockholders' equity (deficit)...................................    31,145       (4,797)
                                                                         --------     --------
Total liabilities and stockholders' equity (deficit)...................  $ 43,948     $ 13,645
                                                                         ========     ========

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED JUNE 30,
                                                              ---------------------------------
                                                               1996         1995         1994
                                                              -------     --------     --------
Net revenue:
  License...................................................  $21,474     $ 10,828     $ 11,520
  Service...................................................    8,421        7,696        4,104
                                                              -------     --------     --------
          Total net revenue.................................   29,895       18,524       15,624
                                                              -------     --------     --------
Cost of revenue:
  License...................................................    1,425        1,787       10,598
  Service...................................................    2,189        4,563        4,931
                                                              -------     --------     --------
          Total cost of revenue.............................    3,614        6,350       15,529
                                                              -------     --------     --------
Gross profit................................................   26,281       12,174           95
Operating expenses:
  Selling and marketing.....................................   15,784       15,538       14,245
  Research and development..................................    6,415        7,541       14,794
  General and administrative................................    4,159        6,758        8,361
  Acquired technologies.....................................       --           --        3,295
  Restructuring.............................................       --           --        1,447
                                                              -------     --------     --------
          Total operating expenses..........................   26,358       29,837       42,142
                                                              -------     --------     --------
Loss from operations........................................      (77)     (17,663)     (42,047)
Interest expense............................................     (729)      (1,352)        (963)
Gain on disposal of product.................................       --        1,100           --
Other income (expense), net.................................      296         (197)         283
                                                              -------     --------     --------
Net loss....................................................  $  (510)    $(18,112)    $(42,727)
                                                              =======     ========     ========
Pro forma net loss per share................................  $ (0.03)    $  (1.15)
                                                              =======     ========
Pro forma shares used in per share calculations.............   16,154       15,751
                                                              =======     ========

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                              CONVERTIBLE
                                                            PREFERRED STOCK     COMMON STOCK     ADDITIONAL
                                                            ----------------   ---------------    PAID-IN     ACCUMULATED
                                                            SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT
                                                            -------   ------   ------   ------   ----------   -----------
Balance at June 30, 1993..................................    4,834   $  48    6,450     $  6     $ 25,029     $ (16,424)
Issuance of preferred stock...............................    3,036      31       --       --       27,355            --
Issuance of common stock..................................       --      --    1,534        2          151            --
Repurchase of common stock................................       --      --    (5,750)     (6)           6            --
Conversion of notes payable to preferred stock............      435       4       --       --        4,996            --
Exercise of stock options.................................       --      --       16       --            2            --
Foreign currency translation adjustment...................       --      --       --       --           --            --
Net loss..................................................       --      --       --       --           --       (42,727)
                                                            --------  -----    ------     ---       ------       -------
Balance at June 30, 1994..................................    8,305      83    2,250        2       57,539       (59,151)
Issuance of preferred stock...............................    1,625      16       --       --        6,466            --
Issuance of common stock..................................       --      --      420       --          210            --
Repurchase of common stock................................       --      --      (27 )     --           (3)           --
Conversion of notes payable to preferred stock............    2,124      21       --       --        8,479            --
Exercise of stock options.................................       --      --      413        1           64            --
Payments received from stockholders on notes receivable...       --      --       --       --           --            --
Foreign currency translation adjustment...................       --      --       --       --           --            --
Net loss..................................................       --      --       --       --           --       (18,112)
                                                            --------  -----    ------     ---       ------       -------
Balance at June 30, 1995..................................   12,054     120    3,056        3       72,755       (77,263)
Conversion of preferred stock to common stock.............  (12,054)   (120 )  12,054      12          108            --
Issuance of common stock, net of issuance costs of
  $4,306..................................................       --      --    3,047        3       36,504            --
Exercise of stock options.................................       --      --      402        1           88            --
Payments received from stockholders on notes receivable...       --      --       --       --           --            --
Deferred compensation resulting from stock option
  grants..................................................       --      --       --       --          129            --
Amortization of deferred compensation.....................       --      --       --       --           --            --
Foreign currency translation adjustment...................       --      --       --       --           --            --
Net loss..................................................       --      --       --       --           --          (510)
                                                            --------  -----    ------     ---       ------       -------
Balance at June 30, 1996..................................       --   $  --    18,559    $ 19     $109,584     $ (77,773)
                                                            ========  =====    ======     ===       ======       =======

                                                               NOTES                        FOREIGN           TOTAL

                                                             RECEIVABLE                    CURRENCY       STOCKHOLDERS'

                                                                FROM         DEFERRED     TRANSLATION        EQUITY

                                                            STOCKHOLDERS   COMPENSATION   ADJUSTMENTS       (DEFICIT)

                                                            ------------   ------------   -----------   -----------------

Balance at June 30, 1993..................................     $  (81)        $   --         $  --          $   8,578

Issuance of preferred stock...............................         --             --            --             27,386

Issuance of common stock..................................        (38)            --            --                115

Repurchase of common stock................................         --             --            --                 --

Conversion of notes payable to preferred stock............         --             --            --              5,000

Exercise of stock options.................................         --             --            --                  2

Foreign currency translation adjustment...................         --             --            66                 66

Net loss..................................................         --             --            --            (42,727)

                                                                -----           ----         -----           --------

Balance at June 30, 1994..................................       (119)            --            66             (1,580)

Issuance of preferred stock...............................         --             --            --              6,482

Issuance of common stock..................................       (210)            --            --                 --

Repurchase of common stock................................          3             --            --                 --

Conversion of notes payable to preferred stock............         --             --            --              8,500

Exercise of stock options.................................         --             --            --                 65

Payments received from stockholders on notes receivable...         42             --            --                 42

Foreign currency translation adjustment...................         --             --          (194)              (194)

Net loss..................................................         --             --            --            (18,112)

                                                                -----           ----         -----           --------

Balance at June 30, 1995..................................       (284)            --          (128)            (4,797)

Conversion of preferred stock to common stock.............         --             --            --                 --

Issuance of common stock, net of issuance costs of
  $4,306..................................................        (37)            --            --             36,470

Exercise of stock options.................................         --             --            --                 89

Payments received from stockholders on notes receivable...         19             --            --                 19

Deferred compensation resulting from stock option
  grants..................................................         --           (129)           --                 --

Amortization of deferred compensation.....................         --             16            --                 16

Foreign currency translation adjustment...................         --             --          (142)              (142)

Net loss..................................................         --             --            --               (510)

                                                                -----           ----         -----           --------

Balance at June 30, 1996..................................     $ (302)        $ (113)        $(270)         $  31,145

                                                                =====           ====         =====           ========


                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED JUNE 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
OPERATING ACTIVITIES
Net loss...................................................  $   (510)    $(18,112)    $(42,727)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     1,924        2,416       13,279
  Write-off of acquired technologies.......................        --           --        3,295
  Loss on disposal of equipment and improvements...........        --          377          122
Changes in operating assets and liabilities:
  Accounts receivable......................................    (4,567)         385       (3,240)
  Other assets.............................................       (90)         941         (347)
  Deferred revenue.........................................       698          (60)       4,453
  Accounts payable.........................................       397         (903)         115
  Accrued compensation and related expenses................       558         (302)         118
Other accrued liabilities..................................      (433)        (256)       2,360
                                                             --------     --------     --------
Net cash used in operating activities......................    (2,023)     (15,514)     (22,502)
INVESTING ACTIVITIES
Additions to equipment and improvements....................    (1,074)        (699)      (4,791)
Note receivable from officer...............................       (68)         130         (305)
Purchase of businesses and software products...............        --           --         (791)
Sale (purchase) of short-term investments..................   (13,667)       4,051       (4,051)
                                                             --------     --------     --------
Net cash provided by (used in) investing activities........   (14,809)       3,482       (9,938)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock..................        --        6,482       27,386
Proceeds from issuance of common stock.....................    36,559           65          117
Payments of notes payable..................................    (6,825)      (3,504)      (4,695)
Proceeds from notes payable................................        --        8,500       12,000
Payments on notes receivable from stockholders.............        19           42           --
                                                             --------     --------     --------
Net cash provided by financing activities..................    29,753       11,585       34,808
Effect of exchange rate changes............................      (116)        (194)          66
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......    12,805         (641)       2,434
Cash and cash equivalents at beginning of period...........     4,083        4,724        2,290
                                                             --------     --------     --------
Cash and cash equivalents at end of period.................  $ 16,888     $  4,083     $  4,724
                                                             ========     ========     ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.....................................  $  1,390     $  1,111     $    262
Conversion of notes payable to preferred stock.............  $     --     $  8,500     $  5,000
Acquisitions of businesses and products through the
  issuance of notes payable................................  $     --     $     --     $  1,284
Conversion of preferred stock to common stock..............  $ 71,806     $     --     $     --

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OpenVision Technologies, Inc. ("OpenVision" or the "Company") develops, markets and supports systems management software for client/server computing environments. OpenVision's AXXiON products address three essential areas of systems management -- storage, operations and security. The Company sells its products and services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators).

     The Company's storage products accounted for 56%, 38% and 31% of the Company's license revenue in fiscal 1996, 1995 and 1994, respectively. The Company's AXXiON-HA product account for 18%, 13% and 21% of the Company's license revenue in fiscal 1996, 1995 and 1994, respectively.

     The Company markets its products internationally and has sales offices in the United States, Canada, Germany, France, and the United Kingdom.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company translates the accounts of its foreign subsidiaries using the local currency as the functional currency. Consequently, assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated at the weighted average monthly exchange rates. Gains or losses from this translation process are credited or charged to the "foreign currency translation adjustment" account included in stockholders' equity (deficit). Foreign currency transaction gains and losses have not been significant.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers highly liquid investments with maturities of less than ninety days when purchased to be cash equivalents.

     Effective July 1, 1994, the Company implemented Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". The Company has determined its short-term investments are held to maturity under the provisions of SFAS 115 and accordingly such amounts are recorded at cost. At June 30, 1996, cost approximated fair value for all cash equivalents and short-term investments. To date, there have been no significant gains or loses realized on the Company's cash equivalents or short-term investments. The cost of securities sold is based on the specific identification method.

                         OPENVISION TECHNOLOGIES, INC.

     Cash equivalents and short-term investments consist of the following:

                                                                   JUNE 30,     JUNE 30,
                                                                     1996         1995
                                                                   --------     --------
                                                                      (IN THOUSANDS)
        Cash and cash equivalents:
          Cash and money market accounts.........................  $  1,961      $4,083
          Commercial paper.......................................    14,927          --
                                                                    -------      ------
                                                                   $ 16,888      $4,083
                                                                    =======      ======
        Short-term investments:
          Commercial paper.......................................  $ 13,667      $   --
                                                                    =======      ======

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Useful lives of three to five years are used for computers and related equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease.

  Software Development Costs

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company's products has been of short duration. As of June 30, 1996 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Revenue Recognition

     License revenue is generally recognized upon shipment of the software, if no significant future obligations remain and collection of the resulting receivable is probable. For those agreements with significant future obligations, revenue is recognized when the obligations are satisfied. The cost of insignificant future obligations, if any, is accrued at the time revenue is recognized. Allowances for estimated future returns and warranty costs are provided for at the time of shipment. Maintenance and technical support revenue, which are included in service revenue, are deferred and recognized ratably over the term of the agreement, typically twelve months. Revenue from consulting services and training is recognized as the services are provided. The Company's revenue recognition policy is in conformity with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1 "Software Revenue Recognition."

  Accounts Receivable

     The Company sells its products to various companies across several industries and geographic locations. The Company maintains an allowance for doubtful accounts to provide for management's estimates of potential credit losses. Actual credit losses may differ from management's estimates. Such losses to date have been within management's expectations. The Company generally does not require collateral.

                         OPENVISION TECHNOLOGIES, INC.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company primarily invests its excess cash in government securities, time deposits, certificate of deposit with approved financial institutions, commercial paper rated A-1/P-1, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet.

  Stock-Based Compensation

     The Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard, No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25 and to adopt the "disclosure only" alternative described in SFAS 123. Accordingly, SFAS 123 is not expected to have a material impact on the Company's financial position or results of operations.

  Income Taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

  Net Loss Per Shares and pro Forma Net Loss Per Share

     Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock (using the as-if converted method) and from stock options and warrants (using the treasury stock method) have been excluded from computations because their inclusion would be antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented through March, 31, 1996 (using the treasury stock method). Per share information calculated on this basis is as follows:

                                                                   YEARS ENDED JUNE 30,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Net loss per share.....................................    $(0.06)    $(2.43)    $(4.56)
    Shares used in computing net loss per share (in
      thousands)...........................................     8,585      7,446      9,366

     The pro forma calculation of net loss per share presented in the consolidated statements of operations is computed as described above and also gives retroactive effect to the assumed conversion of all outstanding shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering using the as-if converted method.

2. NOTES RECEIVABLE FROM OFFICER AND STOCKHOLDERS

     The Company has an outstanding loan to an officer, who is also a stockholder of the Company, in the amount of $418,000 at June 30, 1996. The note bears interest at 6.28%, matures in 1999 and is collateralized

                         OPENVISION TECHNOLOGIES, INC.

by shares of the Company's common stock owned by the officer. Notes receivable for the purchase of common stock are included in stockholders' equity (deficit).

3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following (in thousands):

                                                                             JUNE 30,
                                                                       --------------------
                                                                        1996         1995
                                                                       -------     --------
    Computer equipment and software................................    $ 6,178     $  5,149
    Furniture and equipment........................................      1,149        1,137
    Leasehold improvements.........................................        226          226
                                                                       -------     --------
                                                                         7,553        6,512
    Less accumulated depreciation and amortization.................     (4,963)      (3,088)
                                                                       -------     --------
    Net property and equipment.....................................    $ 2,590     $  3,424
                                                                       =======      =======

4. LINE OF CREDIT

     The Company currently has a line of credit agreement with a bank providing for borrowings up to $5,000,000, based on a percentage of eligible accounts receivable, at LIBOR plus 5.125% (10.7% at June 30, 1996). The line of credit agreement prohibits the payment of cash dividends without the bank's consent. Borrowings are collateralized by accounts receivable, equipment and other assets. The line of credit agreement expires October 12, 1996. At June 30, 1996, the Company had no outstanding borrowings under this line of credit.

5. NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                                             JUNE 30,
                                                                          ---------------
                                                                          1996      1995
                                                                          ----     ------
    Note payable to majority stockholder, subordinate to borrowings
      under the bank line of credit, interest at prime rate plus 1%.....  $ --     $5,000
    Acquisition agreement, interest at prime rate plus 2%...............    --      1,200
    Acquisition agreements, noninterest bearing, net of 8% imputed
      interest..........................................................   612      1,231
    Equipment purchases and other.......................................    --          6
                                                                          ----     ------
                                                                           612      7,437
    Less current portion................................................   149      1,205
                                                                          ----     ------
    Notes payable, less current portion.................................  $463     $6,232
                                                                          ====     ======

     Maturities of notes payable are as follows at June 30, 1996 (in thousands):

    Fiscal Year Ending June 30:
      1997........................................................................  $149
      1998........................................................................   463
                                                                                    ----
                                                                                    $612
                                                                                    ====

                         OPENVISION TECHNOLOGIES, INC.

6. STOCKHOLDERS' EQUITY

  Initial Public Offering

     In May 1996, the Company sold 2,910,250 shares of common stock at $14.00 per share in an initial public offering resulting in net proceeds of approximately $36.4 million. In connection with the offering, all previously outstanding convertible preferred stock (consisting of 12,054,361 shares) was converted into 8,807,219 shares of common stock and 3,247,142 shares of Class B common stock.

  Common Stock

     The holders of common stock are entitled to receive dividends, when and if declared by the Board of Directors. The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and nonassessable.

     A total of 14,800,000 shares of common stock (of which 3,247,142 are outstanding at June 30, 1996) are designated as Class B common stock. The Class B common stock has the same rights, preferences, privileges and restrictions as the common stock except that the Class B common stock has limited voting rights and does not vote for the election of directors. The shares of Class B common stock will, upon any transfer of such shares by the current holder, be automatically converted into a like number of shares of common stock, subject to adjustment upon certain events with respect to the common stock. The shares of Class B common stock are also convertible at the option of the holder into a like number of shares, subject to adjustment, of common stock so long as the conversion results in the current holder having less than or equal to 49% of the Company's voting securities.

  Preferred Stock

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and, subject to certain limitations, to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders.

  Reverse Stock Split

     In March 1996, the stockholders approved a one-for-two reverse stock split of issued and outstanding common stock and preferred stock. All shares and per share data in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split.

  Warrants

     In fiscal 1994, the Company issued a warrant to purchase 21,739 shares of common stock at an initial exercise price of $11.50 per share. The warrant expires August 14, 1996. Also in fiscal 1994, the Company issued a warrant to purchase 12,500 shares of its common stock at an exercise price of $.50 per share. The warrant will become exercisable only in the event that a certain defined change in control occurs prior to June 30, 1997.

  Stock Plan

     The 1992 Stock Plan (the "Plan"), as amended, provides for the issuance of incentive stock options, nonstatutory stock options and restricted stock purchase rights to employees, vendors, consultants and former stockholders of acquired entities. Incentive stock options must be granted at 100% of the fair value on the date

                         OPENVISION TECHNOLOGIES, INC.

of grant. Options granted under the Plan generally become exercisable for common stock over a four-year period with 25% vesting one year from the date of grant and 1/48 each month thereafter.

     Shares purchased by employees under restricted stock purchase agreements are subject to repurchase by the Company upon employee termination at the price originally paid by the employee. Repurchase rights typically lapse at the rate of 25% one year from the original date of issuance and 1/48 each month thereafter. At June 30, 1996, there were 457,657 outstanding common shares subject to such repurchase provisions at prices ranging from $.10 to $.50 per share.

     A summary of stock option activity under the Plan is as follows:

                                                             OUTSTANDING         PRICE
                                                               OPTIONS         PER SHARE
                                                             -----------     -------------
    Balance at June 30, 1993...............................   1,122,500      $.10
      Options granted......................................     749,541      $.10 -- $  .50
      Options canceled.....................................    (125,774)     $.10 -- $  .50
      Options exercised....................................     (15,963)     $.10 -- $  .50
                                                              ---------      --------------
    Balance at June 30, 1994...............................   1,730,304      $.10 -- $  .50
      Options granted......................................     956,875      $.50
      Options canceled.....................................    (982,644)     $.10 -- $  .50
      Options exercised....................................    (412,208)     $.10 -- $  .50
                                                              ---------      --------------
    Balance at June 30, 1995...............................   1,292,327      $.10 -- $  .50
      Options granted......................................     444,550      $.50 -- $11.88
      Options canceled.....................................    (291,974)     $.10 -- $ 8.00
      Options exercised....................................    (402,055)     $.10 -- $  .50
                                                              ---------      --------------
    Balance at June 30, 1996...............................   1,042,848      $.10 -- $11.88
                                                              =========      ==============
    Options exercisable at June 30, 1996...................     260,278
                                                              ---------

     At June 30, 1996, 1,862,240 shares of common stock were available for future grants under the Plan.

     The Company has recorded deferred compensation of $129,000 for the difference between the exercise price and deemed fair value of certain stock options granted in 1996. This amount is being amortized by charges to operations over the four-year vesting periods of the individual options.

  1996 Director Option Plan

     In March 1996, the stockholders approved the 1996 Director Option Plan. The Company has reserved 250,000 shares of common stock for issuance under the Plan. There were no options issued under the plan through June 30, 1996.

7. RESTRUCTURING EXPENSES

     In June 1994, the Company adopted a restructuring plan that involved a reduction of overlapping positions within acquired businesses, consolidation of development centers, and reorganization of the sales force. The plan resulted in terminating employees and vacating noncancelable operating leases. The Company recorded restructuring costs of $1,447,000 in the fourth quarter of fiscal 1994, which included $772,000 for employee severance costs and $675,000 for rent obligations on vacated buildings and other obligations. These amounts were paid during fiscal 1995.

8. INCOME TAXES

     As a result of operating losses, no provisions for income taxes have been recorded.

                         OPENVISION TECHNOLOGIES, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                      JUNE 30,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Net operating loss carryforwards...................  $ 20,700     $ 20,500     $ 13,200
    Temporary Differences:
      Intangible Assets................................     5,400        5,400        6,600
      Other............................................     2,300        2,500        2,200
                                                         --------     --------     --------
    Total deferred tax assets..........................    28,400       28,400       22,000
    Valuation allowance for deferred tax assets........   (28,400)     (28,400)     (22,000)
                                                         --------     --------     --------
    Net deferred tax assets............................  $     --     $     --     $     --
                                                         ========     ========     ========

     The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception, the Company's limited profitability in recent periods, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the uncertainty regarding market acceptance of the Company's AXXiON products. The Company believes that, based on the currently available evidence, it is more likely than not that the Company will not generate taxable income and accordingly will not realize the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

     As of June 30, 1996, the Company had federal, state, and foreign net operating loss carryforwards of approximately $58,400,000, $6,600,000 and $1,400,000, respectively. The carryforwards will expire from 1998 through 2011. Utilization of the net operating losses may be subject to annual limitations due to several factors, including the amount of taxable income generated in future years and ownership change limitations. The annual limitations may result in the expiration of net operating losses and credits before utilization.

9. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     In March 1996, the stockholders approved an Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. Participation in the ESPP is limited to 10% (20% for the first six-month purchase period) of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code). The Company has reserved an aggregate of 300,000 shares of common stock for issuance under the ESPP. The ESPP has four six-month purchase periods in each 24-month offering period. The first purchase period and offering period began on the effective date of the initial public offering and will end on October 31, 1996 and April 30, 1998, respectively. The ESPP will terminate in 2006. There were no shares issued under the ESPP during fiscal 1996.

  Salary Deferral Plan

     The Company maintains a Salary Deferral Plan (the Plan) that is qualified under Section 401(k) of the Internal Revenue Code. All eligible employees may defer a percentage of their pretax earnings through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors. The Company has not made any such contributions to the Plan to date.

                         OPENVISION TECHNOLOGIES, INC.

10. GEOGRAPHICAL INFORMATION

     The following table presents a summary of operating information and certain year-end balance sheet information by geographical regions (in thousands):

                                                                 YEAR ENDED JUNE 30,
                                                          ---------------------------------
                                                           1996         1994         1995
                                                          -------     --------     --------
    Net revenue to unaffiliated customers:
      United States and Canada..........................  $20,747     $ 13,228     $ 14,150
      United Kingdom....................................    4,517        3,452        1,203
      Other European Countries..........................    4,116        1,844          271
      Pacific/Americas..................................      515           --           --
                                                          -------     --------     --------
              Total.....................................  $29,895     $ 18,524     $ 15,624
                                                          =======     ========     ========
    Transfers between geographic areas (eliminated in
      consolidation):...................................  $   298     $    220     $    325
                                                          -------     --------     --------
    Operating income (loss):
      United States and Canada..........................  $  (420)    $(15,054)    $(40,336)
      United Kingdom....................................    1,439          160         (286)
      Other European Countries..........................    1,366       (1,467)        (312)
      Pacific/Americas..................................      202           --           --
      Corporate.........................................   (2,664)      (1,302)      (1,113)
                                                          -------     --------     --------
              Total.....................................  $   (77)    $(17,663)    $(42,047)
                                                          =======     ========     ========
    Identifiable assets:
      United States and Canada..........................  $39,859     $ 10,557     $ 21,134
      United Kingdom....................................    2,397        2,103          469
      Other European Countries..........................    1,692          985          286
      Pacific/Americas..................................       --           --           --
                                                          -------     --------     --------
              Total.....................................  $43,948     $ 13,645     $ 21,889
                                                          =======     ========     ========

     U.S. revenue from export sales, principally to customers in Canada, Pacific/Americas, and other European countries, were approximately $2,606,000, $559,000 and $327,000 during fiscal 1996, 1995 and 1994, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under noncancelable operating leases that expire through March 2005. Other assets at June 30, 1996 include $207,000 in interest bearing security deposits for certain facility and equipment leases.

                         OPENVISION TECHNOLOGIES, INC.

     Future minimum payments under noncancelable operating leases with initial terms of one year or more consists of the following at June 30, 1996 (in thousands):

    Fiscal year ending June 30:
      1997......................................................................  $1,596
      1998......................................................................     973
      1999......................................................................     698
      2000......................................................................     378
      2001......................................................................      63
      thereafter through 2005...................................................      59
                                                                                  ------
      Total minimum lease payments..............................................  $3,955
                                                                                  ======

     Rental expenses were $1,762,000, $1,947,000 and $1,881,000 for fiscal 1996,
1995 and 1994, respectively.

     In connection with the acquisition by OpenVision of ten companies, divisions of companies or products between October 1992 and July 1993, the Company entered into agreements with certain sellers providing for the payment of software royalties. From time to time disputes have arisen with certain of these sellers regarding the calculation of the royalties and the obligations of the Company under these agreements. One of these disputes was resolved in the Company's favor in arbitration and one such dispute is currently unresolved, although no formal claims have been filed. The Company believes that the allegations of this seller have no merit and plans to vigorously defend any formal claims filed by this person. While the outcome of any formal claims cannot be determined with certainty, the Company does not believe that the resolution of these claims will have a material adverse effect on the Company's business, operating results or financial condition.

     The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The Company relies in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions, the limitation of liability provisions contained in such license agreements may not be effective. The Company's products are generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

12. BUSINESS COMBINATIONS

     During fiscal 1993 and 1994, the Company acquired several software businesses and products in transactions that were accounted for as purchases. As consideration for these acquisitions the Company paid cash amounting to $791,000 and executed notes payable agreements totaling $1,284,000 during fiscal 1994. The Company recorded intangible assets, including purchased software, of $2,421,000 in fiscal 1994, which were amortized over periods of one to two years. In-process technology acquired in these business acquisitions, which amounted to $501,000 in fiscal 1994, was charged to acquired technologies in the accompanying statements of operations. Technological feasibility had not been achieved for such in-process technologies, which did not have alternative future uses, as of the respective dates of acquisition. In fiscal 1994, the Company wrote off $2,794,000 of purchased software costs related to certain products acquired in certain 1993 transactions that failed to generate adequate revenue. These amounts were also charged to acquired technologies. Amortization of other purchased software costs is included in cost of license revenue. The results of operations of these entities prior to acquisition were not significant in relation to those of the Company. Results of operations of these entities have been included in the consolidated results of operations for the periods subsequent to the respective acquisition dates.

                         OPENVISION TECHNOLOGIES, INC.

     In connection with these acquisitions, the Company is required to pay royalties based on product revenue in excess of specified minimum levels. The royalty rates are generally 2% to 8% of product revenue for periods of four or five years from the dates of acquisition. Certain agreements require a higher royalty rate for products sold through resellers, and certain of the agreements provide for a renegotiation of royalties payable in the event that products are bundled or utilized in derivative products. Royalty expense totaled $901,000, $588,000 and $1,223,000 for fiscal 1996, 1995 and 1994, respectively. Such amounts have been included in cost of license revenue.

                         OPENVISION TECHNOLOGIES, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's proxy statement related to the annual stockholders' meeting to be held on November 19, 1996, to be filed by the Company with the Securities and Exchange Commission ("Proxy Statement") and "Item 4a. Management -- Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this Form 10-K. All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT
NUMBER                                       DESCRIPTION
- ------- -------------------------------------------------------------------------------------
 +3.1   Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect
 +3.2   Form of Amended and Restated Certificate of Incorporation of the Registrant to be
        filed after the closing of the offering made pursuant to the Registration Statement
 +3.3   Bylaws of the Registrant
 +4.1   Form of specimen certificate for the Registrant's Common Stock
+10.1   Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers
+10.2   1992 Stock Plan and related agreements
+10.3   1996 Employee Stock Purchase Plan and related agreements
+10.4   1996 Director Option Plan and related agreements
+10.5   Amended and Restated Stockholders' Rights Agreement dated June 23, 1995
+10.6   Loan and Security Agreement dated October 12, 1995 between the Registrant and
        Greyrock Business Credit, a division of Greyrock Capital Group Inc.

                         OPENVISION TECHNOLOGIES, INC.

EXHIBIT
NUMBER                                       DESCRIPTION
- ------- -------------------------------------------------------------------------------------
+10.7   Lease dated March 1, 1993 by and between the Registrant, Patrician Associates, Inc., a California corporation, and Koll Bernal Avenue Associates, a California general partnership, tenants-in- common operating as a joint venture under the name Bernal
        Avenue Associates regarding premises at Suite 200, 7133 Koll Center Parkway,
        Pleasanton, California
+10.8   Form of Promissory Note issued to Warburg, Pincus Investors, L.P.
+10.9   Form of Promissory Note executed by Michael S. Fields
+10.10  Form of Promissory Note executed by Geoffrey W. Squire
+10.11  Consulting Agreement entered into with Thomas J. Connors
+10.12  Letter Agreement entered into with Paul A. Sallaberry
 10.13  Lease and amendments thereto dated August 14, 1996, by and between the Registrant and
        River Front Office Park Associates II Limited Partnership, a Massachusetts limited partnership regarding premises at One Main Street, Cambridge, Massachusetts
 11.1   Statement Re: Computation of Net Loss Per Share
+21.1   List of Subsidiaries
 23.1   Consent of Ernst & Young LLP, Independent Auditors
 27.1   Financial Data Schedule (EDGAR only)

- ---------------
+ Incorporated by reference to the Company's Registration Statement (No.
  333-1724), effective May 7, 1996.

     (b) Reports on Form 8-K

     None.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                              BALANCE AT         (REDUCTIONS)                        BALANCE
                                             BEGINNING OF     CHARGED (CREDITED)                    AT END OF
             CLASSIFICATION                     PERIOD            TO EXPENSE         WRITE-OFFS      PERIOD
- -----------------------------------------    ------------     ------------------     ----------     ---------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts
Year ended:
  June 30, 1996..........................        $685               $ (150)             $ 50          $ 484
  June 30, 1995..........................        $565               $  918              $798          $ 685
  June 30, 1994..........................        $198               $  562              $195          $ 565

The Board of Directors and Stockholders
OpenVision Technologies, Inc.

We have audited the consolidated financial statements of OpenVision Technologies, Inc. as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued and report thereon dated July 22, 1996. Our audits also included the financial statement schedule listed in
Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
July 22, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 17, 1996

                                          OPENVISION TECHNOLOGIES, INC.

                                          /s/       KENNETH E. LONCHAR

                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                            Senior Vice President, Finance and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on September 17, 1996.

                  SIGNATURE                                        TITLE
- ---------------------------------------------  ----------------------------------------------
                     /s/                       Chairman of the Board
              MICHAEL S. FIELDS
- ---------------------------------------------
              Michael S. Fields
                     /s/                       Chief Executive Officer and Director
             GEOFFREY W. SQUIRE                (Principal Executive Officer)
- ---------------------------------------------
             Geoffrey W. Squire
                     /s/                       Chief Financial Officer (Principal Financial
             KENNETH E. LONCHAR                Officer and Principal Accounting Officer)
- ---------------------------------------------
             Kenneth E. Lonchar
                     /s/                       Director
              THOMAS J. CONNORS
- ---------------------------------------------
              Thomas J. Connors
                     /s/                       Director
             STEWART K.P. GROSS
- ---------------------------------------------
             Stewart K.P. Gross
                     /s/                       Director
             WILLIAM H. JANEWAY
- ---------------------------------------------
             William H. Janeway
                     /s/                       Director
               JEANNE WOHLERS
- ---------------------------------------------
               Jeanne Wohlers

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    EXHIBIT                                        PAGE
- ------    -----------------------------------------------------------------------    ------------
10.13     Lease and amendments thereto dated August 14, 1996, by and between the
          Registrant and River Front Office Park Associates II Limited
          Partnership, a Massachusetts limited partnership regarding premises at
          One Main Street, Cambridge, Massachusetts..............................         XX
11.1      Statement regarding computation of net loss per share..................         48
23.1      Consent of Ernst & Young LLP, Independent Auditors.....................         XX
27.1      Financial Data Schedule (EDGAR only)...................................         XX