Form 10-Q
period 1996-09-30
OPENVISION TECHNOLOGIES INC
filed 1996-11-14
CIK 910338

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

  FOR THE TRANSITION PERIOD FROM                      TO
                        COMMISSION FILE NUMBER: 0-28346
                            ------------------------

                         OPENVISION TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-3161663
        (State or other jurisdiction                          (I.R.S. employer
      of incorporation or organization)                      identification no.)

                            ------------------------

                            7133 KOLL CENTER PARKWAY
                          PLEASANTON, CALIFORNIA 94566
                                 (510) 426-6400

 (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock on October 31, 1996 was 18,667,010 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Exhibit Index is located on page 20.             This is page 1 of 21 pages.

                         OPENVISION TECHNOLOGIES, INC.

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I  CONDENSED FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements
     Condensed Consolidated Balance Sheets as of
       September 30, 1996 and June 30, 1996........................................         3
     Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 1996 and 1995..............................         4
     Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended September 30, 1996 and 1995..............................         5
     Notes to Condensed Consolidated Financial Statements..........................         6
Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.......................................................         7
PART II  OTHER INFORMATION
Item 5.  Other Information.........................................................        16
Item 6.  Exhibits and Reports on Form 8-K..........................................        17
SIGNATURE..........................................................................        19

                         OPENVISION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,     JUNE 30,
                                                                          1996            1996
                                                                      -------------    ---------
                                                                       (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents.........................................    $   6,787       $ 16,888
  Short-term investments............................................       22,772         13,667
  Accounts receivable, less allowance for doubtful accounts of $497
     at September 30, 1996, and $484 at June 30, 1996...............        7,822          9,446
  Other current assets..............................................        1,017            576
                                                                         --------       --------
Total current assets................................................       38,398         40,577
Property and equipment, net.........................................        2,707          2,590
Note receivable from officer........................................          472            418
Other assets........................................................          365            363
                                                                         --------       --------
Total assets........................................................    $  41,942       $ 43,948
                                                                         --------       --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................    $     784       $  1,612
  Accrued compensation and related expenses.........................        1,828          1,592
  Accrued interest..................................................          133            119
  Other accrued liabilities.........................................        1,696          2,606
  Deferred revenue..................................................        5,598          6,262
  Current portion of notes payable..................................          149            149
                                                                         --------       --------
Total current liabilities...........................................       10,188         12,340
Notes payable, less current portion.................................          463            463
Stockholders' equity
  Common stock......................................................           19             19
  Additional paid-in capital........................................      109,587        109,584
  Accumulated deficit...............................................      (77,657)       (77,773)
  Notes receivable from stockholders................................         (287)          (302)
  Deferred compensation.............................................         (105)          (113)
  Foreign currency translation adjustment...........................         (266)          (270)
                                                                         --------       --------
Total stockholders' equity..........................................       31,291         31,145
                                                                         --------       --------
Total liabilities and stockholders' equity..........................    $  41,942       $ 43,948
                                                                         ========       ========

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996       1995
                                                                            ------     -------
Net revenue:
  License.................................................................  $5,669     $ 3,395
  Service.................................................................   2,539       1,745
                                                                            ------     -------
     Total net revenue....................................................   8,208       5,140
Cost of revenue:
  License.................................................................     534         248
  Service.................................................................     576         560
                                                                            ------     -------
     Total cost of revenue................................................   1,110         808
                                                                            ------     -------
Gross profit..............................................................   7,098       4,332
Operating expenses:
  Selling and marketing...................................................   4,360       3,379
  Research and development................................................   2,149       1,444
  General and administrative..............................................     899       1,212
                                                                            ------     -------
     Total operating expenses.............................................   7,408       6,035
                                                                            ------     -------
Loss from operations......................................................    (310)     (1,703)
Other income (expense), net...............................................     426        (108)
                                                                            ------     -------
Net income (loss).........................................................  $  116     $(1,811)
                                                                            ------     -------
Pro forma net income (loss) per share.....................................  $ 0.01     $ (0.11)
                                                                            ------     -------
Pro forma shares used in per share calculations...........................  19,543      15,773
                                                                            ======     =======

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
OPERATING ACTIVITIES
Net income (loss).......................................................  $    116     $(1,811)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization.........................................       460         457
Changes in operating assets and liabilities:
  Accounts receivable...................................................     1,681         (51)
  Other assets..........................................................      (440)         (5)
  Deferred revenue......................................................      (675)       (856)
  Accounts payable......................................................      (832)       (116)
  Accrued compensation and related expenses.............................       228        (227)
  Other accrued liabilities.............................................      (907)       (148)
                                                                          --------     -------
Net cash used in operating activities...................................      (369)     (2,757)
INVESTING ACTIVITIES
Additions to equipment and improvements.................................      (569)        (78)
Note receivable from officer............................................       (54)        (68)
Purchase of short-term investments......................................    (9,105)         --
                                                                          --------     -------
Net cash used in investing activities...................................    (9,728)       (146)
FINANCING ACTIVITIES
Borrowings under bank line of credit, net...............................        --       1,264
Proceeds from issuance of common stock..................................         3          25
Payments of notes payable...............................................        --          (2)
Payments on notes receivable from stockholders..........................        15          --
                                                                          --------     -------
Net cash provided by financing activities...............................        18       1,287
Effect of exchange rates on cash and equivalents........................       (22)         12
                                                                          --------     -------
Net decrease in cash and cash equivalents...............................   (10,101)     (1,604)
Cash and cash equivalents at beginning of period........................    16,888       4,083
                                                                          --------     -------
Cash and cash equivalents at end of period..............................  $  6,787     $ 2,479
                                                                          --------     -------
Supplemental Disclosure:
Cash paid for interest..................................................  $     --     $    30

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of OpenVision Technologies, Inc. ("OpenVision" or "the Company"). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The notes to the consolidated financial statements contained in the 1996 Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. The balance sheet at June 30, 1996 was derived from audited financial statements, however; it does not include all disclosures required by generally accepted accounting principles.

NOTE 2.  PER SHARE DATA

     Except as noted below, net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock (using the as-if converted method) and from stock options and warrants (using the treasury stock method) have been excluded from computations when antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented through March, 31, 1996 (using the treasury stock method). Per share information calculated on this basis is as follows:

                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      --------------------
                                                                       1996          1995
                                                                      -------       ------
    Net income (loss) per share.....................................  $  0.01       $(0.24)
    Shares used in computing net income (loss) per share (in
      thousands)....................................................   19,543        7,468

     The pro forma calculation of net loss per share presented in the condensed consolidated statements of operations is computed as described above and also gives retroactive effect to the assumed conversion of all outstanding shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering using the as-if converted method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Factors That May Affect Future Results", "Market for Registrant's Common Equity and Related Stockholder Matters", and "Other Financial Considerations" in the Company's 1996 Report on Form 10-K.

RESULTS OF OPERATIONS

  Overview

     OpenVision designs, develops, markets and supports systems management software for client/server computing environments. OpenVision's AXXiON (pronounced "action") products address three essential areas of systems management -- storage, operations and security. The Company's highly scalable products can be used independently and certain products can be combined to provide interoperable client/server systems management solutions. AXXiON products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments costeffectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing systems management solutions. The Company markets the AXXiON products and associated services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators).

  Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months ended September 30, 1996 and 1995, respectively, and the percentage change from the comparative period:

                                                         PERCENTAGE OF
                                                         TOTAL REVENUE
                                                         THREE MONTHS       PERIOD-TO-PERIOD
                                                        ENDED SEPTEMBER     PERCENTAGE CHANGE
                                                              30,          THREE MONTHS ENDED
                                                        ---------------       SEPTEMBER 30,
                                                        1996       1995   1996 COMPARED TO 1995
                                                        ----       ----   ---------------------
    Net revenue:
      License.......................................      69%        66%            67%
      Service.......................................      31         34             46
                                                         ---        ---
         Total net revenue..........................     100        100             60
    Cost of revenue:
      License.......................................       7          5            115
      Service.......................................       7         11              3
                                                         ---        ---
         Total cost of revenue......................      14         16             37
                                                         ---        ---
    Gross profit....................................      86         84             64
    Operating expenses:
      Selling and marketing.........................      53         66             29
      Research and development......................      26         28             49
      General and administrative....................      11         23           (26)
                                                         ---        ---
         Total operating expenses...................      90        117             23
                                                         ---        ---
    Loss from operations............................     (4)       (33)
                                                         ---        ---
    Other income (expense), net.....................       5        (2)
                                                         ---        ---
    Net income (loss)...............................       1%      (35)%
                                                         ---        ---
    Gross margin:
      License.......................................      91%        93%
      Service.......................................      77%        68%

  Net Revenue

     Total net revenue increased 60% from $5.1 million for the three months ended September 30, 1995, to $8.2 million for the three months ended September 30, 1996. The Company believes that the percentage increases in total revenue achieved in prior periods are not indicative of future results. The Company's revenue is comprised of license revenue and service revenue. Growth in license revenue has been driven primarily by increasing market acceptance of the Company's products and introduction of new products. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts as the Company's installed base of licenses has increased. License revenue for the three months ended September 30, 1996 increased to 69% of total net revenue from 66% for the three months ended September 30, 1995.

     License Revenue. License revenue increased 67% from $3.4 million for the three months ended September 30, 1995 to $5.7 million for the three months ended September 30, 1996. The increase in overall license revenue is primarily due to increased market acceptance of the Company's products and introduction of new products. In particular, the Company's license revenue from storage products increased by approximately 230%, accounting for 34% and 68% of license revenue in the three months ended September 30, 1995 and 1996, respectively. The Company's AXXiON-HA product license revenue increased by approximately

60% from $0.8 million for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996.

     Service Revenue. Service revenue increased 46% from $1.7 million for the three months ended September 30, 1995 to $2.5 million for the three months ended September 30, 1996, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in consulting services revenue.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 35% of total net revenue in the three months ended September 30, 1996 and 1995. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, England, Germany and France. The Company also has resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international business involves a number of risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's first fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales are generated primarily through its international sales subsidiaries and are currently denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue.

  Cost of Revenue

     Cost of license revenue consists primarily of media, manuals, distribution costs, amortization of purchased software and royalties. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Gross margin on license revenue is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of License Revenue. Cost of license revenue increased 115% from $0.2 million for the three months ended September 30, 1995 to $0.5 million for the three months ended September 30, 1996. Gross margin on license revenue decreased from 93% for the three months ended September 30, 1995 to 91% for the three months ended September 30, 1996 primarily due to a greater percentage of revenue from products with higher royalty rates. The Company does not expect significant improvements in gross margin on license revenue.

     Cost of Service Revenue. Cost of service revenue remained constant at $0.6 million for the three months ended September 30, 1995 and 1996. Gross margin on service revenue increased from 68% for the three months ended September 30, 1995 to 77% for the three months ended September 30, 1996 primarily due to a larger percentage of higher margin maintenance revenue versus other service revenue.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 29% from $3.4 million for the three months ended September 30, 1995 to $4.4 million for the three months ended September 30, 1996. As a percentage of total net revenue, selling and marketing expenses decreased from 66% for the three months ended September 30, 1995 to 53% for the three months ended September 30, 1996. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing. The Company intends to continue to expand its global sales and marketing infrastructure and expects to generate an increasing percentage of its sales through indirect sales. Accordingly, the Company expects its selling and marketing expenses to increase in the future, although such expenses may decline as a percentage of total net revenue to the extent revenue increases.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 49% from $1.4 million for the three months ended September 30, 1995 to $2.1 million for the three months ended September 30, 1996, primarily reflecting increased staffing levels. Research and development expenses as a percentage of revenue decreased from 28% to 26% between these periods. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods, although such expenses may decline as a percentage of total net revenue to the extent revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting. General and administrative expenses decreased 26% from $1.2 million for the three months ended September 30, 1995 to $0.9 million for the three months ended September 30, 1996, primarily due to lower amounts attributable to external professional services. General and administrative expenses as a percentage of total net revenue decreased between these periods from 23% to 11%. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations and as a result of costs associated with being a public company, but may continue to decline as a percentage of total net revenue.

     Other Income (Expense), Net. Other income (expense), net increased from a net other expense of $0.1 million for the three months ended September 30, 1995 to a net other income of $0.4 million for the three months ended September 30, 1996, due primarily the repayment of debt and to interest income attributable to the higher level of funds available for investment following the Company's initial public offering in May 1996.

     Income Taxes. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." As a result of operating losses, no provisions for income taxes have been recorded. Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes. At September 30, 1996, the Company had approximately $28.4 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since inception, the Company's limited profitability in recent periods, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the uncertainty regarding market acceptance of new versions of the Company's AXXiON products. The Company believes that, based on the currently available evidence, it is more likely than not that the Company will not generate taxable income and accordingly will not realize the Company's deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $29.6 million at September 30, 1996 and represented 70% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At September 30, 1996, the company had $0.5 million of long-term debt and stockholders' equity was approximately $31.3 million.

     Since inception, the Company has financed its operations primarily through sales of capital stock, and to a lesser extent, borrowings under a bank line-of-credit and the issuance of long-term debt.

     Net cash used in operating activities decreased from $2.8 million in the three months ended September 30, 1995 to $0.4 million in the three months ended September 30, 1996. The improvement in cash used in operating activities resulted primarily from net income in the three months ended September 30, 1996, compared to a net loss in the three months ended September 30, 1995.

     OpenVision's investing activities used cash of $9.7 million in the three months ended September 30, 1996 primarily from the purchase of short-term investments of $9.1 million, and capital expenditures of $0.6 million. The Company's investing activities used cash of $0.1 million in the three months ended September 30, 1995 and consisted primarily of capital expenditures.

     The Company believes that its current cash, cash equivalents, and short-term investment balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Report on Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business.

     Risk of Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce and market new products; quality control of products sold; market readiness to deploy systems management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of products sold; acquisition costs; and general economic conditions. The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to several hundred thousand dollars. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The Company's revenue in its first fiscal quarter is typically lower than its revenue in the immediately preceding quarter ended June 30, due to seasonality in customer buying patterns and the structure of the Company's sales commission programs, which can increase sales incentives, in the Company's fourth fiscal quarter. The Company expects this seasonality to continue. The Company's sales cycle varies substantially from customer to customer. As a result of all of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company has had net income only in each of the four quarters ended September 30, 1996, and there can be no assurance that the Company will have net income in future quarters or on an annual basis.

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

     Limited Operating History; No Assurance of Profitability; Early Stage of Development and Deployment. The Company was incorporated in 1992 and did not begin shipping products until March 1993. Accordingly, the Company has a very limited operating history, which makes the prediction of future results difficult or impossible. The Company has incurred significant net losses since its inception, and the Company had an accumulated deficit of approximately $77.7 million at September 30, 1996. Although the Company achieved net income in each of the four quarters ended September 30, 1996, there can be no assurance that the Company will continue to be profitable in any future period and recent operating results should not be considered indicative of future financial performance. The Company is subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

     Although the Company's strategy is to derive a significant portion of its revenue from the licensing of software, the Company's revenue to date has been limited. The Company's software products are designed for client/server computing environments, which have been utilized only for the past several years. The Company's product strategy is initially to integrate selected product pairs to enhance systems management functionality and to integrate certain products throughout its entire product line through the availability of a common set of services by late 1997. Currently the Company is in the initial phase of this product integration. The success of the Company's strategy is dependent in significant part on its ability to integrate its products as planned and on the Company's software products achieving market acceptance by end users and hardware and software vendors. No assurance can be given that the Company will successfully integrate its products as planned or that the Company's software products will achieve market acceptance. The success of the Company's strategy is also dependent on the Company's ability to expand its direct sales, service and marketing organizations and to establish indirect distribution channels, including resellers, VARs, hardware distributors, application software vendors and systems integrators. If the Company is unable to expand its direct sales, service and marketing organizations and develop appropriate distribution channels on a timely basis, the Company's business, operating results and financial condition would be materially adversely affected.

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

     Risk of Software Defects. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new products after introduction and experienced delayed or lost revenue during the period required to correct these errors. The Company regularly introduces enhancements to its existing products and periodically introduces new products. During the three months ended September 30, 1996, the Company released new versions of its AXXiON-NetBackup and AXXiON-SecureMax products that incorporate a three-tiered client/server architecture. There can be no assurance that despite testing by the Company and by current and potential customers, defects and errors will not be found in existing products or in new products, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance or require expensive product changes, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Intense Competition. The market for client/server systems management software is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products, enhance the operability of its products with one another and develop new products in a timely fashion. The Company competes primarily with: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment and are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality, such as job scheduling or security audit tools; and (iv) vendors that provide integrated and interoperable solutions. The Company believes that its principal competitors that offer products in all of its product areas -- storage, operations and security -- are Computer Associates International, Inc., Hewlett-Packard Company, IBM Corporation, Platinum technology, Inc. and several smaller private companies. The Company believes that additional principal competitors with respect to each of the Company's three product areas include: Legato Systems, Inc., EMC, Arcada Software and Spectra Logic for storage; Novadigm, Inc., IBM Corporation, BMC Software, Inc., Compuware Corporation and Sun Microsystems, Inc. for operations; and Axent Technologies and Cybersafe Corporation for security. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package combinations of hardware and software, thereby offering the customer a single-vendor solution at a lower total cost.

     Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's current and future competitors could introduce products with more features, higher scalability, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on client/server systems management software may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the client/server systems management software market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, IBM Corporation purchased Tivoli Systems Inc., and Computer Associates announced the purchase Cheyenne Software, both competitors of the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     Dependence on Growth of Market for Client/Server Systems Management Software and Services. All of the Company's business is in the market for client/server systems management software and services, which is still an emerging market that is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The Company's future financial performance will depend in large part on continued growth in the number of companies adopting client/server technology and systems management solutions for their client/server computing environments. There can be no assurance that the market for client/server systems management software and services will continue to grow. If the client/server systems management software and services market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Product Sales Concentration. The Company's storage products accounted for 68% and 34% of the Company's license revenue in the three months ended September 30, 1996 and 1995, respectively. The Company believes its storage products will continue to account for a significant portion of its license revenue in the foreseeable future. The Company's AXXiON-HA product accounted for 22% of the Company's license in the three month period ended September 30, 1996 and 1995. A decline in unit price or demand for the Company's storage products or its AXXiON-HA product as a result of competition, technological change or other factors could have a material adverse effect on the business, operating results and financial condition of the Company.

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

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 35% in the three months ended September 30, 1996 and 1995. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, England, Germany and France. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international business involves a number of risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's first fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales are generated primarily through its international sales subsidiaries and are currently denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and, consequently, its business, operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company presently has no patents but intends to file patent applications in the future. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on signed license agreements, or "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

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

     Product Liability. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. To the extent the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions, the limitation of liability provisions contained in such license agreements may not be effective. The Company's products are generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     Control By Management and Current Stockholders. At September 30, 1996, the Company's officers and directors, and their affiliates, in the aggregate, control approximately 58% of the Company's Common Stock with full voting rights and beneficially own approximately 65% of the Company's Common Stock. In particular, Warburg, Pincus Investors, L.P. ("Warburg") controls approximately 47% of the Company's Common Stock with full voting rights and beneficially owns approximately 56% of the Company's Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and, subject to certain limitations, to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders. The voting power of Warburg and the Company's officers or the issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

     Possible Volatility of Stock Price. The market price for the Common Stock is affected by a number of factors, including the announcement of new products or product enhancements by the Company or its competitors, quarterly variations in the Company's results of operations or results of operations of its competitors or companies in related industries, changes in earnings estimates or recommendations by securities analysts, developments in the Company's industry, general market conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of the Company's Common Stock.

                          PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) EXHIBITS

     The following exhibits are filed herewith:

EXHIBIT                                                                                  PAGE
NUMBER                                   DESCRIPTION                                    NUMBER
------  ------------------------------------------------------------------------------  ------
 11.1   Statement Re: Computation of Net Income (Loss) Per Share                            21
 27.1   Financial Data Schedule (EDGAR only)

     (b) REPORTS ON FORM 8-K No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 1996.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
-------
  11.1      Statement Re: Computation of Net Income (Loss) Per Share
  27.1      Financial Data Schedule