Form 10-Q
period 1996-12-31
OPENVISION TECHNOLOGIES INC
filed 1997-02-14
CIK 910338

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

                For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                         For the transition period from
                                ------------ to
                                  ------------
                        Commission file number: 0-28346

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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes      X       No___________

The number of shares outstanding of the Registrant's Common Stock on January 31, 1997 was 18,724,994 shares.

The Exhibit Index is located on page 21.             This is page 1 of 21 pages.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         OPENVISION TECHNOLOGIES, INC.

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I    CONDENSED FINANCIAL INFORMATION
Item 1.   Condensed Financial Statements...........................................
          Condensed Consolidated Balance Sheets as of December 31, 1996 and June
          30, 1996.................................................................      3
          Condensed Consolidated Statements of Operations for the Three Months and
          Six Months Ended December 31, 1996 and 1995..............................      4
          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          December 31, 1996 and 1995...............................................      5
          Notes to Condensed Consolidated Financial Statements.....................      6
Item 2.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition......................................................      7

PART II   OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders......................     20
Item 6.   Exhibits and Reports on Form 8-K.........................................     20

SIGNATURE..........................................................................     21

                         OPENVISION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                       DECEMBER 31,     JUNE 30,
                                                                           1996           1996
                                                                       ------------     --------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................................    $ 12,144       $ 16,888
  Short-term investments.............................................      18,483         13,667
  Accounts receivable, less allowance for doubtful accounts of $497
     at December 31, 1996, and $484 at June 30, 1996.................      11,706          9,446
  Other current assets...............................................         840            576
                                                                         --------       --------
          Total current assets.......................................      43,173         40,577
Property and equipment, net..........................................       2,713          2,590
Note receivable from officer.........................................         418            418
Other assets.........................................................         429            363
                                                                         --------       --------
          Total assets...............................................    $ 46,733       $ 43,948
                                                                         ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................    $    949       $  1,612
  Accrued compensation and related expenses..........................       1,571          1,592
  Accrued interest...................................................         133            119
  Other accrued liabilities..........................................       2,955          2,606
  Deferred revenue...................................................       7,312          6,262
  Current portion of notes payable...................................         149            149
                                                                         --------       --------
          Total current liabilities..................................      13,069         12,340
Notes payable, less current portion..................................         463            463
Stockholders' equity
  Common stock.......................................................          19             19
  Additional paid-in capital.........................................     110,507        109,584
  Accumulated deficit................................................     (76,683)       (77,773)
  Notes receivable from stockholders.................................        (282)          (302)
  Deferred compensation..............................................         (97)          (113)
  Foreign currency translation adjustment............................        (263)          (270)
                                                                         --------       --------
          Total stockholders' equity.................................      33,201         31,145
                                                                         --------       --------
          Total liabilities and stockholders' equity.................    $ 46,733       $ 43,948
                                                                         ========       ========

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER 31,
                                                    -------------------       -------------------
                                                     1996        1995          1996        1995
                                                    -------     -------       -------     -------
Net revenue:
  License.........................................  $ 8,169     $ 5,443       $13,838     $ 8,838
  Service.........................................    2,875       1,908         5,414       3,653
                                                     ------     -------       -------     -------
     Total net revenue............................   11,044       7,351        19,252      12,491
Cost of revenue:
  License.........................................      618         376         1,152         624
  Service.........................................      651         551         1,227       1,111
                                                     ------     -------       -------     -------
     Total cost of revenue........................    1,269         927         2,379       1,735
                                                     ------     -------       -------     -------
Gross profit......................................    9,775       6,424        16,873      10,756
Operating expenses:
  Selling and marketing...........................    5,335       3,678         9,695       7,057
  Research and development........................    2,384       1,486         4,533       2,930
  General and administrative......................    1,091       1,046         1,990       2,258
                                                     ------     -------       -------     -------
     Total operating expenses.....................    8,810       6,210        16,218      12,245
                                                     ------     -------       -------     -------
Income (loss) from operations.....................      965         214           655      (1,489)
Other income (expense), net.......................      345        (184)          771        (292)
                                                     ------     -------       -------     -------
Income (loss) before income taxes.................    1,310          30         1,426      (1,781)
Provision for income taxes........................      336          --           336          --
                                                     ------     -------       -------     -------
Net income (loss).................................  $   974     $    30       $ 1,090     $(1,781)
                                                     ======     =======       =======     =======
Pro forma net income (loss) per share.............  $  0.05     $  0.00       $  0.06     $ (0.11)
                                                     ------     -------       -------     -------
Pro forma shares used in per share calculations...   19,723      15,773        19,633      15,773
                                                     ======     =======       =======     =======

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
OPERATING ACTIVITIES
Net income (loss)........................................................  $ 1,090     $(1,781)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization..........................................      933         883
Changes in operating assets and liabilities:
  Accounts receivable....................................................   (2,260)     (3,123)
  Other assets...........................................................     (330)         42
  Deferred revenue.......................................................    1,050         109
  Accounts payable.......................................................     (663)       (348)
  Accrued compensation and related expenses..............................      (21)       (125)
  Other accrued liabilities..............................................      363         201
                                                                           -------     -------
Net cash provided by (used in) operating activities......................      162      (4,142)
INVESTING ACTIVITIES
Additions to equipment and improvements..................................   (1,040)       (182)
Note receivable from officer.............................................       --         (68)
Purchase of short-term investments.......................................   (4,816)         --
                                                                           -------     -------
Net cash used in investing activities....................................   (5,856)       (250)
FINANCING ACTIVITIES
Borrowings under bank line of credit, net................................       --       2,061
Proceeds from issuance of common stock...................................      923          61
Payments of notes payable................................................       --        (672)
Payments on notes receivable from stockholders...........................       20          18
                                                                           -------     -------
Net cash provided by financing activities................................      943       1,468
Effect of exchange rates on cash and equivalents.........................        7          23
                                                                           -------     -------
Net decrease in cash and cash equivalents................................   (4,744)     (2,901)
Cash and cash equivalents at beginning of period.........................   16,888       4,083
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $12,144     $ 1,182
                                                                           -------     -------
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest...................................................  $    --     $   105

                            See accompanying notes.

                         OPENVISION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of OpenVision Technologies, Inc. ("OpenVision" or "the Company"). The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The notes to the consolidated financial statements included in the 1996 Report on Form 10-K should be read in conjunction with these condensed consolidated financial statements. The condensed consolidated balance sheet at June 30, 1996 was derived from audited financial statements, however; it does not include all disclosures required by generally accepted accounting principles.

NOTE 2. PER SHARE DATA

     Except as noted below, net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock (using the as-if converted method) and from stock options and warrants (using the treasury stock method) have been excluded from computations when antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented through March 31, 1996 (using the treasury stock method). Per share information calculated on this basis is as follows:

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     DECEMBER 31,             DECEMBER 31,
                                                  ------------------       ------------------
                                                   1996        1995         1996        1995
                                                  -------     ------       -------     ------
    Net income (loss) per share.................  $  0.05     $ 0.00       $  0.06     $(0.24)
    Shares used in computing net income (loss)
      per share (in thousands)..................   19,723      7,468        19,633      7,468

     The pro forma calculation of net loss per share presented in the condensed consolidated statements of operations is computed as described above and also gives retroactive effect to the assumed conversion of all outstanding shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering using the as-if converted method.

NOTE 3. SUBSEQUENT EVENT

     On January 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with VERITAS Software Corporation, a California corporation ("VERITAS"), a publicly-held company that develops, markets and supports advanced storage management and high availability software products for open system environments, and VERITAS Software Corporation, a Delaware corporation ("New VERITAS"), a wholly owned subsidiary of VERITAS, pursuant to which OpenVision will become a wholly owned subsidiary of New VERITAS (the "Merger"). Under the terms of the Agreement, each share of the Company's Common Stock and Class B Common Stock will be converted into a fraction of a share of New VERITAS Common Stock equal to a fraction, the numerator of which is 7,500,000, and the denominator of which is 73,000 plus the total number of shares of the Company's Common Stock and Class B Common Stock outstanding plus the total number of shares of the Company's Common Stock issuable upon exercise of outstanding options and warrants. Each outstanding option and warrant to purchase the Company's Common Stock will be converted into an option to purchase New VERITAS Common Stock at an adjusted exercise price. Consummation of the Merger is conditioned upon the affirmative vote of each company's stockholders, among other conditions. The Board of Directors of the Company has unanimously approved the Agreement and transactions contemplated thereby. A special meeting of the Company's stockholders will be held to consider and vote upon the proposed Agreement and other related matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

OVERVIEW

     OpenVision provides systems management applications and services for client/server computing environments. OpenVision's AXXiON (pronounced "action") products address three essential areas of systems management -- storage, operations and security. The Company's highly scalable products can be used independently and certain products can be combined to provide interoperable client/server systems management solutions. AXXiON products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing systems management solutions. The Company markets the AXXiON products and associated services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators).

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months and six months ended December 31, 1996 and 1995, respectively, and the percentage change from the comparative period:

                                                    PERCENTAGE OF            PERIOD-TO-PERIOD
                                                    TOTAL REVENUE            PERCENTAGE CHANGE
                                                 -------------------       ---------------------
                                                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                                 -------------------       ---------------------
                                                 1996           1995       1996 COMPARED TO 1995
                                                 ----           ----       ---------------------
    Net revenue:
      License..................................   74%            74%                 50%
      Service..................................   26             26                  51%
                                                 ---            ---                 ---
              Total net revenue................  100            100                  50%
    Cost of revenue:
      License..................................    5              5                  64%
      Service..................................    6              8                  18%
                                                 ---            ---                 ---
              Total cost of revenue............   11             13                  37%
                                                 ---            ---                 ---
    Gross profit...............................   89             87                  52%
    Operating expenses:
      Selling and marketing....................   48             50                  45%
      Research and development.................   22             20                  60%
      General and administrative...............   10             14                   4%
                                                 ---            ---                 ---
              Total operating expenses.........   80             84                  42%
                                                 ---            ---
    Income from operations.....................    9              3
    Other income (expense), net................    3             (3)
    Provision for income taxes.................   (3)            --
                                                 ---            ---
    Net income.................................    9%             0%
                                                 ---            ---
    Gross margin:
      License..................................   92%            93%
      Service..................................   77%            71%

                                                    PERCENTAGE OF            PERIOD-TO-PERIOD
                                                    TOTAL REVENUE            PERCENTAGE CHANGE
                                                 -------------------       ---------------------
                                                  SIX MONTHS ENDED           SIX MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                                 -------------------       ---------------------
                                                 1996           1995       1996 COMPARED TO 1995
                                                 ----           ----       ---------------------
    Net revenue:
      License..................................   72%            71%                 57%
      Service..................................   28             29                  48%
                                                 ---            ---                 ---
              Total net revenue................  100            100                  54%
    Cost of revenue:
      License..................................    6              5                  85%
      Service..................................    6              9                  10%
                                                 ---            ---                 ---
              Total cost of revenue............   12             14                  37%
                                                 ---            ---                 ---
    Gross profit...............................   88             86                  57%
    Operating expenses:
      Selling and marketing....................   50             56                  37%
      Research and development.................   24             24                  55%
      General and administrative...............   10             18                 (12)%
                                                 ---            ---                 ---
              Total operating expenses.........   84             98                  32%
                                                 ---            ---
    Income (loss) from operations..............    4            (12)
    Other income (expense), net................    4             (2)
    Provision for income taxes.................   (2)            --
    Net income (loss)..........................    6%           (14)%
    Gross margin:
      License..................................   92%           93%
      Service..................................   77%           70%

  Net Revenue

     Total net revenue increased 50% from $7.4 million for the three months ended December 31, 1995, to $11.0 million for the three months ended December 31, 1996, and increased 54% from $12.5 million for the six months ended December 31, 1995, to $19.3 million for the six months ended December 31, 1996. The Company believes that the percentage increases in total revenue achieved in these periods are not indicative of future results. The Company's revenue is comprised of license revenue and service revenue. Growth in license revenue has been driven primarily by increasing market acceptance of the Company's products and introduction of new products. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts as the Company's installed base of licenses has increased. License revenue for the three months ended December 31, 1996 and the three months ended December 31, 1995 represented 74% of total net revenue. License revenue for the six months ended December 31, 1996 increased to 72% of total net revenue from 71% for the six months ended December 31, 1995.

     License Revenue. License revenue increased 50% from $5.4 million for the three months ended December 31, 1995 to $8.2 million for the three months ended December 31, 1996. License revenue increased 57% from $8.8 million for the six months ended December 31, 1995 to $13.8 million for the six months ended December 31, 1996. The increase in overall license revenue is primarily due to increased market acceptance of the Company's products and introduction of new products. In particular, the Company's license revenue from storage products increased by approximately 125%, accounting for 51% and 70% of license revenue in the six months ended December 31, 1995 and 1996, respectively. The Company's AXXiON-HA product license revenue increased by approximately 84% from $1.4 million for the six months ended December 31, 1995 to $2.6 million for the six months ended December 31, 1996.

     Service Revenue. Service revenue increased 51% from $1.9 million for the three months ended December 31, 1995 to $2.9 million for the three months ended December 31, 1996, and increased 48% from $3.7 million for the six months ended December 31, 1995 to $5.4 million for the six months ended December 31, 1996, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in consulting services revenue.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 36% and 28% of the Company's revenue in the six months ended December 31, 1996 and 1995, respectively. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, England, Germany and France. The Company also has resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may necessitate significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

  Cost of Revenue

     Cost of license revenue consists primarily of media, manuals, distribution costs and royalties. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Gross margin on license revenue is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of License Revenue. Cost of license revenue increased 64% from $0.4 million for the three months ended December 31, 1995 to $0.6 million for the three months ended December 31, 1996, and increased 85% from $0.6 million for the six months ended December 31, 1995 to $1.2 million for the six months ended December 31, 1996. Gross margin on license revenue decreased from 93% for the three months and six months ended December 31, 1995 to 92% for the three months and six months ended December 31, 1996, primarily due to a greater percentage of revenue from products with higher royalty rates. The Company does not expect significant improvements in gross margin on license revenue.

     Cost of Service Revenue. Cost of service revenue increase 18% from $0.6 million for the three months ended December 31, 1995 to $0.7 million for the three months ended December 31, 1996, and increased 10% from $1.1 million for the six months ended December 31, 1995 to $1.2 million for the six months ended December 31, 1996. Gross margin on service revenue increased from 71% for the three months ended December 31, 1995 to 77% for the three months ended December 31, 1996 and increased from 70% for the six months ended December 31, 1995 to 77% for the six months ended December 31, 1996, primarily due to a larger percentage of higher margin maintenance revenue versus other service revenue.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 45% from $3.7 million for the three months ended December 31, 1995 to $5.3 million for the three months ended December 31, 1996, and increased 37% from $7.1 million for the six months ended December 31, 1995 to $9.7 million for the six months ended December 31, 1996. As a percentage of total net revenue, selling and marketing expenses decreased from 50% for the three months ended December 31, 1995 to 48% for the three months ended December 31, 1996, and decreased from 56% for the six months ended December 31, 1995 to 50% for the six months ended December 31, 1996. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing. The Company intends to continue to expand its global sales and marketing infrastructure. Accordingly, the Company expects its selling and marketing expenses to increase in the future, although such expenses may decline as a percentage of total net revenue to the extent revenue increases.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 60% from $1.5 million for the three months ended December 31, 1995 to $2.4 million for the three months ended December 31, 1996, and increased 55% from $2.9 million for the six months ended December 31, 1995 to $4.5 million for the six months ended December 31, 1996, primarily reflecting increased staffing levels. Research and development expenses as a percentage of revenue remained fairly constant between these three month and six month comparative periods. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods, although such expenses may decline as a percentage of total net revenue to the extent revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses increased 4% from $1.0 million for the three months ended December 31, 1995 to $1.1 million for the three months ended December 31, 1996, and decreased 12% from $2.3 million for the six months ended December 31, 1995 to $2.0 million for the six months ended December 31, 1996. The increase in the three month comparisons was primarily due to additional costs associated with being a public company, and the decrease in the six months comparative periods was primarily due to lower amounts attributable to external professional services. General and administrative expenses as a percentage of total net revenue decreased between the three month periods from 14% to 10%, and decreased between the six month periods from 18% to 10%. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations and as a result of costs associated with being a public company, but may continue to decline as a percentage of total net revenue.

     Other Income (Expense), Net. Other income (expense), net increased from a net other expense of $0.2 million for the three months ended December 31, 1995 to a net other income of $0.3 million for the three months ended December 31, 1996, and increased from a net other expense of $0.3 million for the six months ended December 31, 1995 to a net other income of $0.8 million for six months ended December 31, 1996, due primarily to the repayment of debt and to interest income attributable to the higher level of funds available for investment following the Company's initial public offering in May 1996.

     Income Taxes. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes. At December 31, 1996, the Company had approximately $28 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. In the three months ended December 31, 1996, the Company recorded its first tax provision for income taxes, totaling $0.3 million. This provision resulted primarily from the Company exhausting operating loss carryforwards in certain foreign tax jurisdictions. To the extent that the Company continues generating taxable income in such tax jurisdictions, additional future tax provisions will be recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $30.6 million at December 31, 1996 and represented 66% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At December 31, 1996, the Company had $0.5 million of long-term debt and stockholders' equity was approximately $33.2 million.

     Net cash provided from operating activities increased to $0.2 million in the six months ended December 31, 1996 from a net use of cash of $4.1 million in the six months ended December 31, 1995. The improvement in cash provided from operating activities resulted primarily from net income in the six months ended December 31, 1996, compared to a net loss in the six months ended December 31, 1995, and a $1.0 million increase in deferred revenue in the six months ended December 31, 1996.

     OpenVision's investing activities used cash of $5.9 million in the six months ended December 31, 1996 primarily from the purchase of short-term investments of $4.8 million, and capital expenditures of $1.0 million. The Company's investing activities used cash of $0.3 million in the six months ended December 31, 1995 and consisted primarily of capital expenditures.

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

     Risk of Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in quarterly operating results that may be caused by many factors, including, among others: the size and timing of orders; development and introduction of new operating systems that require additional development efforts, introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop, introduce and market new products; quality control of products sold; market readiness to deploy systems management products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of products sold; acquisition costs; and general economic conditions. The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to several hundred thousand dollars. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The Company's revenue in its first fiscal quarter is typically lower than its revenue in the immediately preceding quarter ended June 30, due to seasonality in customer buying patterns and the structure of the Company's sales commission programs, which can increase sales incentives, in the Company's fourth fiscal quarter. The Company expects this seasonality to continue. The Company's sales cycle varies substantially from customer to customer. The Company has had net income only in each of the five quarters ended December 31, 1996, and there can be no assurance that the Company will have net income in future quarters or on an annual basis.

     The Company's future revenue is difficult to predict, and the Company has in the past not achieved its revenue expectations. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. In addition, the Company typically recognizes a significant portion of license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company expects to increase expense levels in each of the next several quarters primarily to support increased sales and marketing efforts and research and development efforts. The Company is unable to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition and on the Company's ability to achieve or maintain profitability. As a result of all of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, it is possible that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected.

     Accumulated Deficit; Uncertain Profitability; Limited Operating History; Early Stage of Development and Deployment. The Company was incorporated in 1992 and did not begin shipping products until March 1993. Accordingly, the Company has a very limited operating history, which makes the prediction of future results difficult or impossible. The Company has incurred significant net losses since its inception, and the Company had an accumulated deficit of approximately $76.7 million at December 31, 1996. Although the Company achieved net income in each of the five quarters ended December 31, 1996, there can be no assurance that the Company will continue to be profitable in any future period and recent operating results should not be considered indicative of future financial performance. The Company is subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

     Although the Company's strategy is to derive a significant portion of its revenue from the licensing of software, the Company's revenue to date has been limited. The Company's software products are designed for client/server computing environments, which have been utilized only for the past several years. The Company's product strategy is initially to integrate selected product pairs to enhance systems management functionality and to integrate certain products throughout its entire product line through the availability of a common set of services by late 1997. Currently the Company is in process of this product integration. The success of the Company's strategy is dependent in significant part on its ability to integrate its products as planned and on the Company's software products achieving market acceptance by end users and hardware and software vendors. No assurance can be given that the Company will successfully integrate its products as planned or that the Company's software products will achieve market acceptance. The success of the Company's strategy is also dependent on the Company's ability to expand its direct sales, service and marketing organizations and to establish indirect distribution channels, including resellers, VARs, hardware distributors, application software vendors and systems integrators. If the Company is unable to expand its direct sales, service and marketing organizations and develop appropriate distribution channels on a timely basis, the Company's business, operating results and financial condition would be materially adversely affected.

     Risks Relating to Merger with VERITAS. On January 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with VERITAS Software Corporation, a California corporation ("VERITAS"), a publicly-held company that develops, markets and supports advanced storage management and high availability software products for open system environments, and Software Corporation, a Delaware corporation ("New VERITAS"), a wholly owned subsidiary of VERITAS, pursuant to which OpenVision will become a wholly owned subsidiary of New VERITAS (the "Merger"). Consummation of the Merger is conditioned upon the affirmative vote of each company's stockholders, among other conditions. The announcement and consummation of the Merger may cause employees of the Company to seek employment elsewhere, particularly in light of the planned consolidation of the combined company's Northern California facilities, and could cause customers to delay or cancel orders for products as a result of uncertainty over the integration and continued support of the combined company's products. If the Merger is not consummated, there can be no assurance that the Company would be able to retain employees who had decided to leave or quickly replace employees that have left or customers who had decided to cancel or delay orders. Furthermore, if the Merger were not consummated, the Company would recognize significant expenses relating to the Merger, which would adversely affect the Company's operating results in the quarter in which the Merger was terminated, and the price of the Company's Common Stock would likely decline, since the stock price rose when the Merger was announced in anticipation of the perceived premium offered by VERITAS relative to the price of the Company's Common Stock at the time. As a result of the foregoing factors, the failure to consummate the Merger, for any reason, could have a material adverse effect on both the Company's business, operating results and financial condition and the price of its Common Stock.

     Volatility of Stock Price. The market price for the Company's Common Stock is highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, new customer relationships or new strategic relationships by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for the Company. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to OpenVision specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and which often have been unrelated to the operating performance of these companies. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize WindowsNT or other emerging operating platforms, it will be necessary for the Company to enhance its AXXiON products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, it must restrict its product development efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting product or operating system will achieve market acceptance.

     Risk of Software Defects; Product Liability. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new products after introduction and experienced delayed or lost revenue during the period required to correct these errors. The Company regularly introduces enhancements to its existing products and periodically introduces new products. During the three months ended September 30, 1996, the Company released new versions of its AXXiON-NetBackup and AXXiON-SecureMax products that incorporate a three-tiered client/server architecture. There can be no assurance despite testing by the Company and by current and potential customers, that defects and errors will not be found in existing products or in new products, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance or require expensive product changes, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     Intense Competition. The market for client/server systems management software is intensely competitive, highly fragmented and rapidly changing and in order to compete, the Company will have to enhance the operability of its products with one another and develop new products in a timely fashion. The Company competes primarily with: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment and are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality, such as job scheduling or security audit tools; and (iv) vendors that provide integrated and interoperable solutions. The Company believes that its principal competitors that offer products in all of its product areas--storage, operations and security--are Computer Associates International, Inc., Hewlett-Packard Company, IBM Corporation, PLATINUM technology, Inc. and several smaller private companies. The Company believes that additional principal competitors with respect to each of the Company's three product areas include: Legato Systems, Inc., EMC, Arcada Software and Spectra Logic for storage; Novadigm, Inc., IBM Corporation, BMC Software, Inc., Compuware Corporation and Sun Microsystems, Inc. for operations; and Axent Technologies, Cybersafe Corporation and Memco Software Limited for security. In competing with hardware vendors, the Company may be at a competitive disadvantage because hardware vendors are able to package combinations of hardware and software, thereby offering the customer a single-vendor solution at a lower total cost.

     Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's current and future competitors could introduce products with more features, greater scalability, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on client/server systems management software may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the client/server systems management software market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, IBM Corporation purchased Tivoli Systems Inc., and Computer Associates purchased Cheyenne Software, both competitors of the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     Product, Increasing Concentration; Dependence on Growth of Market for Client/Server Systems Management Software and Service. The Company's storage products accounted for 70% and 51% of the Company's license revenue in the six months ended December 31, 1996 and 1995, respectively. The Company believes its storage products will continue to account for a significant portion of its license revenue in the foreseeable future. The Company's AXXiON-HA product accounted for 19% and 16% of the Company's license revenue in the six months ended December 31, 1996 and 1995, respectively. A decline in unit price or demand for the Company's storage products or its AXXiON-HA product as a result of competition, technological change or other factors could have a material adverse effect on the business, operating results and financial condition of the Company.

     All of the Company's business is in the market for client/server systems management software and services, which is still an emerging market that is intensely competitive, highly fragmented and rapidly changing. The Company's future financial performance will depend in large part on continued growth in the number of companies adopting client/server technology and systems management solutions for their client/server computing environments. There can be no assurance that the market for client/server systems management software and services will continue to grow. If the client/server systems management software and services market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's products, as a result of competition, technological change or other factors, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on and Need to Hire Additional Key Personnel; Management of Growth. The Company's future performance depends to a significant degree upon the continued service of its key members of management, as well as marketing, sales, consulting and product development personnel, none of whom are bound by an employment contract. The Company does not have and does not intend to obtain key man life insurance on its personnel. The loss of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes its future success will also depend in large part upon its ability to attract, assimilate and retain highly skilled management, marketing, sales, consulting and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be successful in attracting, assimilating and retaining such personnel in the future. Failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 36% and 28% of the Company's revenue in the six months ended December 31, 1996 and 1995, respectively. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, England, Germany and France. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company presently has no patents although it has filed several patent applications. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

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

     Control By Management and Current Stockholders. At December 31, 1996, the Company's officers and directors, and their affiliates, in the aggregate, control approximately 57% of the Company's Common Stock with full voting rights and beneficially own approximately 64% of the Company's Common Stock. In particular, Warburg, Pincus Investors, L.P. ("Warburg") controls approximately 47% of the Company's Common Stock with full voting rights and beneficially owns approximately 55% of the Company's Common Stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and, subject to certain limitations, to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders. The voting power of Warburg and the Company's officers or the issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

     Past and Future Acquisitions. Between October 1992 and July 1993, the Company concluded an aggregate of ten acquisitions of companies, divisions of companies or products. The Company may make additional acquisitions in the future. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Several of the products acquired required significant additional development, such as restructuring software codes to support larger scale environments, porting products to additional operating system platforms, regression testing and improving network and device support, before they could be marketed and some failed to generate any revenue for the Company. In addition, the numerous acquisitions resulted in the Company managing a research and development effort that was spread over as many as ten development centers. The distributed research and development effort resulted in redundant capital equipment needs, overlapping products, disparately developed products that the Company was unable to integrate or had difficulty integrating, substantial additional travel, conflicting employee cultures and difficulty implementing and managing engineering processes and standards setting, all of which had a material adverse effect on the Company's business, operating results and financial condition in fiscal 1994 and the first half of fiscal 1995. No assurance can be given that the Company will not incur these same problems in future acquisitions. Any such problems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuance of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     At the Annual Meeting of Stockholders held November 19, 1996, the stockholders elected the following directors of the Company:
        Thomas J. Connors by a vote of 12,543,686 for and 12,407 withheld. Michael S. Fields by a vote of 12,542,832 for and 13,261 withheld. Stewart K.P. Gross by a vote of 12,543,436 for and 12,657 withheld. William H. Janeway by a vote of 12,543,586 for and 12,507 withheld. Geoffrey W. Squire by a vote of 12,543,061 for and 13,032 withheld. Jeanne D. Wohlers by a vote of 12,543,061 for and 13,032 withheld.

     The stockholders also approved the appointment of Ernst & Young LLP as the Company's independent accountants for fiscal 1997 by a vote of 12,539,962 for, 9,800 against, and 6,331 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) EXHIBITS

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                                   DESCRIPTION                                PAGE NUMBER
-------     ----------------------------------------------------------------------  -----------
  11.1      Statement Re: Computation of Net Income (Loss) Per Share
  27.1      Financial Data Schedule (EDGAR only)

(b) REPORTS ON FORM 8-K No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 1996.

                                          OPENVISION TECHNOLOGIES, INC.

                                          By:     /s/ KENNETH E. LONCHAR
                                            ------------------------------------
                                                     Kenneth E. Lonchar
                                             Senior Vice President, Finance and
                                                   Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                 DESCRIPTION                                   PAGE
    ------    ---------------------------------------------------------------------  ------------
      11.1    Statement Re: Computation of Net Income (Loss) Per Share.............
      27.1    Financial Data Schedule (EDGAR only).................................